Form 10QSB
period 2002-06-30
UHF INCORPORATED
filed 2002-08-14
CIK 1171008

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(X)     Quarterly report pursuant to section 13 or 15(d) of the Securities
                                  Act of 1934.

                  For the quarterly period ended June 30, 2002

(  )    Transition report pursuant to section 13 or 15(d) of the Securities
                                  Act of 1934.

               For the Transition period from _______ to ________.

                        Commission file number: 000-49729

                                UHF Incorporated

        (Exact name of small business issuer as specified in its charter)


          Michigan                                           38-1740889
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)


                            24001 Greater Mack Avenue
                        St. Clair Shores, Michigan 48080

              (Address and zipcode of principal executive offices)

                                 (586) 778-0900

                 (Registrant's phone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X ;     No
       ---         ---

The number of shares of the issuer's common stock outstanding, as of August 12, 2002 was 9,480,754.

Transitional Small Business Disclosure Format:    Yes    X ;       No
                                                        ---           ---

                                UHF INCORPORATED

                                 BALANCE SHEETS
                                 --------------


                                     ASSETS
                                     ------

                                                                        June 30,                     December 31,
                                                                          2002                          2001
                                                                          ----                          ----
                                                                       (Unaudited)

CASH                                                                   $         --                  $       --
                                                                       ------------                  ----------
ORGANIZATION COST                                                                --                          --
                                                                       ------------                  ----------
TOTAL ASSETS                                                           $         --                  $       --
                                                                       ============                  ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
                          -------------------------------------


ACCRUED EXPENSES                                                       $      4,000                  $    4,000
                                                                       ------------                  ----------
Total liabilities                                                             4,000                       4,000
                                                                       ------------                  ----------
COMMITMENTS AND CONTINGENCIES                                                    --                          --

STOCKHOLDERS' DEFICIT
        Common stock, $.001 par value; 50,000,000 authorized
           shares, 9,480,754 issued and outstanding                           9,481                       9,481

PAID IN CAPITAL                                                              (9,481)                     (9,481)

RETAINED DEFICIT                                                             (4,000)                     (4,000)
                                                                       ------------                  ----------
Total stockholders' deficit                                                  (4,000)                     (4,000)
                                                                       ------------                  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $         --                  $       --
                                                                       ============                  ==========

The accompanying notes are an integral part of these financial statements.

                                UHF INCORPORATED

                  STATEMENTS OF OPERATIONS AND RETAINED DEFICIT
                  ---------------------------------------------


                                                      Three Months Ended June 30,      Six Months Ended June 30,
                                                           2002         2001             2002           2001
                                                           ----         ----             ----           ----

REVENUE                                               $        --   $       --        $       --     $        --


OPERATING EXPENSES                                             --           --                --              --
                                                       ----------   -----------       ----------     -----------


NET INCOME                                                     --           --                --              --
                                                       ==========   ===========       ==========     ===========

Retained Deficit - Beginning of Year                       (4,000)       (4,000)          (4,000)         (4,000)
                                                       ----------   -----------       ----------     -----------

RETAINED DEFICIT - END OF PERIOD                       $   (4,000)  $    (4,000)      $   (4,000)    $    (4,000)
                                                       ==========   ===========       ==========     ===========





The accompanying notes are an integral part of these financial statements.

                                UHF INCORPORATED

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                     Six Months Ended June 30,
                                                        2002           2001
                                                        ----           ----

CASH FLOWS FROM OPERATING ACTIVITY - NONE             $      --     $      --

CASH FLOW FROM INVESTING ACTIVITIES - NONE                   --            --

CASH FLOWS FROM FINANCING ACTIVITIES - NONE                  --            --
                                                      ----------    ---------

Net change in cash                                           --            --

Cash - Beginning of Year                                     --            --
                                                      ---------     ---------

CASH - END OF PERIOD                                  $      --     $      --
                                                      =========     =========



The accompanying notes are an integral part of these financial statements.

                                UHF INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS
                         ------------------------------



1.     UNAUDITED INTERIM FINANCIAL STATEMENTS
       --------------------------------------

       In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2002 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2002 and June 30, 2001.

       The quarterly financial statements are presented in accordance with the requirements of the Form 10-SB and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company's audited financial statements for the years ended December 31, 2001 and 2000 filed with Form 10-SB. The results of operations for the six month periods ended June 30, 2002 and June 30, 2001 are not necessarily indicative of operating results for the full year.

                           PART II: OTHER INFORMATION

Item 1.    Legal Proceedings - N/A


Item 2.    Changes in Securities - N/A


Item 3.    Defaults Upon Senior Securities - N/A


Item 4.    Submission of Matters to a Vote of Security Holders - N/A


Item 5.    Other Information - N/A


Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits.

                  None.

           (b)    Reports on Form 8-K.

                  None.


                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UHF INCORPORATED
                                            ----------------
                                            (Registrant)


Date:   August 12, 2002             By:     /s/ Ronald C. Schmeiser
                                            -----------------------
                                            Ronald C. Schmeiser
                                            President