Form 10QSB
period 2002-09-30
UHF INCORPORATED
filed 2002-11-14
CIK 1171008

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934.

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934.

For the Transition period from                      to                         .

Commission file number: 000-49729

UHF INCORPORATED
(Exact name of small business issuer as specified in its charter)

Michigan	38-1740889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

24001 Greater Mack Avenue
St. Clair Shores, Michigan 48080
(Address and zipcode of principal executive offices)

(586) 778-0900
(Registrant’s phone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒;  No  ☐

The number of shares of the issuer’s common stock outstanding, as of November 11, 2002 was 9,480,754.

Transitional Small Business Disclosure Format:  Yes  ☒;  No  ☐

UHF INCORPORATED

BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CASH	$—	$—

ORGANIZATION COST	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
ACCRUED EXPENSES	$4,000	$4,000

Total liabilities	4,000	4,000

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 50,000,000 authorized shares, 9,480,754 issued and outstanding	9,481	9,481
PAID IN CAPITAL	(9,481)	(9,481)
RETAINED DEFICIT	(4,000)	(4,000)

Total stockholders’ deficit	(4,000)	(4,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS AND RETAINED DEFICIT

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUE	$—	$—	$—	$—
OPERATING EXPENSES	—	—	—	—

NET INCOME	—	—	—	—

Retained Deficit—Beginning of Year	(4,000)	(4,000)	(4,000)	(4,000)

RETAINED DEFICIT—END OF PERIOD	$(4,000)	$(4,000)	$(4,000)	$(4,000)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF CASH FLOWS

Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITY—NONE	$—	$—
CASH FLOW FROM INVESTING ACTIVITIES—NONE	—	—
CASH FLOWS FROM FINANCING ACTIVITIES—NONE	—	—

Net change in cash	—	—
Cash—Beginning of Year	—	—

CASH—END OF PERIOD	$—	$—

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2002 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2002 and September 30, 2001.

The quarterly financial statements are presented in accordance with the requirements of the Form 10-SB and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s audited financial statements for the years ended December 31, 2001 and 2000 filed with Form 10-SB. The results of operations for the nine month periods ended September 30, 2002 and September 30, 2001 are not necessarily indicative of operating results for the full year.

UHF INCORPORATED

ITEM 3

CONTROLS AND PROCEDURES

a)
The Company’s President has reviewed the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) within 90 days of the date of this report. This officer has concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the financial statements has been disclosed.

b)
There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls and procedures subsequent to the review date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

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

UHF INCORPORATED (Registrant)

Date: November 11, 2002	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser President

CERTIFICATIONS*

I, Ronald C. Schmeiser, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of UHF Incorporated;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser President and Chief Executive Officer

8