Form 10KSB
period 2002-12-31
UHF INCORPORATED
filed 2003-03-31
CIK 1171008

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒            Annual report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended December 31, 2002

☐            Transition report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the Transition period from                 to                .

Commission file number: 000-49729

UHF Incorporated

(Name of small business issuer in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-1740889 (I.R.S. Employer Identification Number)

24001 Greater Mack Avenue
St. Clair Shores, Michigan 48080
(Address and zip code of principal executive offices)

(586) 778-0900
(Issuer’s phone number including area code)

Securities to be registered pursuant to Section 12(b) of the Act:
None

Securities to be registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if no disclosure of delinquent filers to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $0 as of December 31, 2002.

The number of shares of the issuer’s common stock outstanding, as of December 31, 2002 was 9,480,754.

Transitional Small Business Disclosure Format: Yes ☒ No ☐

PART I
[Items 6 - 12 of Model B of Form 1-A]

ITEM 6.         DESCRIPTION OF BUSINESS.

UHF Incorporated (the “Company”) was incorporated in Michigan on March 13, 1964 with the name State Die & Manufacturing Company. On March 1, 1971 its name was changed to State Manufacturing, Inc., on April 1, 1981 its name was changed to State Die and Engineering Inc., on July 19, 1984 its name was changed to Universal Robotics and Automation, Inc., on October 23, 1984 its name was changed to Universal Automation Corporation, and on March 4, 1992 its name was changed to UHF Incorporated.

In 1991, the Company became a holding company by transferring its assets to a newly-formed, wholly-owned corporation and by purchasing the outstanding stock of two closely held corporations. These three subsidiaries sold their businesses in 1994, and the Company paid its debts. Since 1994, the Company has been inactive and has had no assets or employees. The Company has no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts and is not aware of any environmental liabilities or potential environmental liabilities.

The Company has no plan of operation for the next 12 months and no plans to hire any employees. The Company anticipates that any cash requirements it may have over the next 12 months will be funded by its majority stockholder.

ITEM 7.         DESCRIPTION OF PROPERTY.

The Company neither owns nor leases any properties.

ITEM 8.         DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

Information concerning the directors and executive officers of the Company is set forth below. The Company has no employees.

Ronald C. Schmeiser, age 71, has been a director, President and Chief Executive Officer of the Company since 1998. He is a Certified Public Accountant and a former Director of Finance of the City of Pittsburgh, Pennsylvania. Mr. Schmeiser has been the Deputy Controller and School Auditor of the Pittsburgh School District since January 1, 2000 and prior thereto served as President of Kromer Associates, a financial consulting firm.

Walter L. Baumgardner, age 61, has been a director, Vice President and General Counsel of the Company since 1991. He has been a practicing attorney for more than five years.

Victor H. Pribanic, age 47, has been a director, Vice President and Treasurer of the Company since 1998. He has been a practicing attorney for more than five years.

Vincent J. Senko, age 51, has been Secretary of the Company since 1998. He has been a practicing attorney for more than five years.

The By-Laws of the Company provide for a Board of seven directors, however there have been only three directors since that provision was adopted in 1998. The By-Laws also provide that the directors shall hold office for a period of three years, with one-third of the Board of Directors being elected at each annual meeting, and that at the annual meeting of shareholders in the year 1998 one director shall be elected for a period of three years, one director shall be elected for a period of two years and one director shall be elected for a period of one year. At that meeting, Mr. Schmeiser was elected for a three-year term, Mr. Baumgardner for a two-year term and Mr. Pribanic for a one-year term. No shareholder meetings have been held since that time.

ITEM 9.         REMUNERATION OF DIRECTORS AND OFFICERS.

No compensation was awarded to, earned by or paid to any officers or directors of the Company during the last fiscal year. The Company has no remuneration or benefit plans or arrangements.

ITEM 10.       SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDERS.

The only security the Company has outstanding is common stock, par value $.001 per share (“Common Stock”). The following table sets forth information concerning persons or entities that own of record more than five percent of the outstanding Common Stock. Except for Dachris, Ltd., the Company has no information concerning the beneficial ownership of the shares beyond what is shown on the official list of the owners of record.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Name	Address	Shares Owned	Percent of Class

Dachris, Ltd.*	304 Ross Street Pittsburgh, PA 15219	6,331,992	66.79

Walter L. Baumgardner	24000 Greater Mack Avenue St. Clair Shores, MI 48080	474,250	5.00

      *    Dachris, Ltd., a Pennsylvania corporation, is wholly-owned by David L. Lichtenstein whose address is 304 Ross Street, Pittsburgh, PA 15219.

The following table sets forth information concerning the beneficial ownership of Common Stock by the directors and officers of the Company and by all directors and officers of the Company as a group. There are no options, warrants or other rights outstanding to purchase securities from the Company, except as noted in Item 12 below.

STOCK OWNERSHIP OF MANAGEMENT

Name	Positions	Shares Owned	Percent of Class

Ronald C. Schmeiser	Director, President and Chief Executive Officer	200,000	2.11

Walter L. Baumgardner	Director, Vice President and General Counsel	474,250	5.00

Victor H. Pribanic	Director, Vice President and Treasurer	375,000	3.96

Vincent J. Senko	Secretary	100,000	1.05

All directors and executive officers as a group		1,149,250	12.12

ITEM 11.       INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.

None

ITEM 12.       DESCRIPTION OF SECURITIES.

The Company is authorized to issue up to 50,000,000 shares of Common Stock, of which 9,480,754 are issued and outstanding. All shares of Common Stock currently outstanding are fully paid and nonassessable. In addition to the shares currently outstanding, the Company may be required to issue 50,000 shares of Common Stock to an outside consultant. The Common Stock has no preemptive or conversion rights and no redemption or sinking fund provisions. All shares have one vote on any matter submitted to a vote of shareholders, and the holders thereof have cumulative voting rights in the election of directors. Holders of the Common Stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available therefor. Upon dissolution of the Company, the holders of the Common Stock will be entitled to share ratably in the assets remaining after the payment of indebtedness and other priority claims. The directors of the Company serve for staggered terms of three years. See Item 8.

PART II

ITEM 1.         MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no public trading market for the Common Stock. There are 229 holders of record of the Common Stock. No cash dividends were declared on the Common Stock during the last two fiscal years. The Company has no compensation plans or individual compensation arrangements.

ITEM 2.         LEGAL PROCEEDINGS.

To the Company’s knowledge, the Company is not a party to any pending legal proceeding, and the Company is not aware of any legal proceeding that may be contemplated against it by any governmental authority.

ITEM 3.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2002.

ITEM 5.         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

None

ITEM 6.         REPORTS ON FORM 8-K

None

CERTIFICATIONS

I, Ronald C. Schmeiser, certify that:

1.         I have reviewed this annual report on Form 10-KSB of UHF Incorporated;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
By:	/s/ RONALD C. SCHMEISER

Ronald C. Schmeiser President and Chief Executive Officer

PART F/S

UHF INCORPORATED

FINANCIAL STATEMENTS AND
INDEPENDENT AUDITORS’ REPORT
December 31, 2002, 2001, and 2000

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
  and Stockholders of
UHF Incorporated

We have audited the accompanying balance sheets of UHF Incorporated as of December 31, 2002 and 2001 and the related statements of operations and retained deficit and cash flows for the years ended December 31, 2002, 2001, and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UHF Incorporated as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001, and 2000, in conformity with accounting principles generally accepted in the United States of America.

LOUIS PLUNG & COMPANY, LLP

Pittsburgh, Pennsylvania March 28, 2003

UHF INCORPORATED

BALANCE SHEETS
December 31, 2002 and 2001

	2002	2001

ASSETS

CASH	$—	$—

ORGANIZATION COST	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

ACCRUED EXPENSES	$4,000	$4,000

Total liabilities	4,000	4,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 50,000,000 authorized shares, 9,480,754 issued and outstanding	9,481	9,481

PAID IN CAPITAL	(9,481)	(9,481)

RETAINED DEFICIT	(4,000)	(4,000)

Total stockholders’ deficit	(4,000)	(4,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS AND RETAINED DEFICIT
Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000

REVENUE	$—	$—	$—

OPERATING EXPENSES	—	—	—

NET INCOME	—	—	—

Retained Deficit - Beginning of Year	(4,000)	(4,000)	(4,000)

RETAINED DEFICIT - END OF YEAR	$(4,000)	$(4,000)	$(4,000)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITY - NONE	$—	$—	$—

CASH FLOW FROM INVESTING ACTIVITIES - NONE	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES - NONE	—	—	—

Net change in cash	—	—	—

Cash - Beginning of Year	—	—	—

CASH - END OF YEAR	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - UHF Incorporated (the “Company”) is a corporation organized under the laws of the state of Michigan. The Company has been inactive and has not conducted any business in the ordinary course since July 1, 1994. Management has no current plans to conduct any business activity for the next twelve months and no plans to hire any employees. The Company anticipates that any cash requirements it may have over the next twelve months will be funded by its majority stockholder.

Basis of Accounting - The financial statements are prepared using the accrual basis of accounting in which revenues are recognized when earned and expenses are recognized when incurred.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results may differ from these estimates and assumptions.

Recent Accounting Developments - The following Statements of Financial Accounting Standards (SFAS) were issued by the Financial Accounting Standards Board.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, issued April 2002. This statement will have no effect on the Company.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, issued June 2002 primarily addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company does not expect adoption of SFAS No. 146 to have a material impact on the Company’s reported results of operations, financial position or cash flows.

SFAS No. 147, “Acquisitions of Certain Financial Institutions”, issued October 2002. This statement will have no effect on the Company.

SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, issued December 2002. This statement will have no effect on the Company.

2.         COMMITMENT AND CONTINGENCIES

Management has no knowledge and is not aware of any commitments or contingencies under which the Company is liable. Management has also represented that they are not aware of any pending or threatened litigation, claims, or assessments against the Company.

PART III

ITEM 1.         INDEX TO EXHIBITS.

(2)       Restated Articles of Incorporation and By-Laws, as amended to date, filed as Exhibit 2 to the Company’s Registration Statement on Form 10-SB, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UHF INCORPORATED (Registrant)
Date: March 28, 2003	By:	/s/ RONALD C. SCHMEISER

Ronald C. Schmeiser President and Chief Executive Officer