Form 10QSB
period 2003-03-31
UHF INCORPORATED
filed 2003-04-21
CIK 1171008

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS

SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934.

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934.

For the Transition period from ________ to _________.

Commission file number: 000-49729

UHF Incorporated

(Exact name of small business issuer as specified in its charter)

Michigan	38-1740889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

24001 Greater Mack Avenue

St. Clair Shores, Michigan 48080

(Address and zipcode of principal executive offices)

(586) 778-0900

(Issuer’s phone number including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒;  No  ☐

The number of shares of the issuer’s common stock outstanding, as of April 18, 2003 was 9,480,754.

Transitional Small Business Disclosure Format:  Yes  ☒;  No  ☐

PART I—FINANCIAL INFORMATION

ITEM 1

UHF INCORPORATED

BALANCE SHEETS

ASSETS

	March 31, 2003	December 31, 2002
	(Unaudited)
CASH	$—	$—

ORGANIZATION COST	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

ACCRUED EXPENSES	$4,000	$4,000

Total liabilities	4,000	4,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 50,000,000 authorized shares, 9,480,754 issued and outstanding	9,481	9,481
PAID IN CAPITAL	(9,481)	(9,481)
RETAINED DEFICIT	(4,000)	(4,000)

Total stockholders’ deficit	(4,000)	(4,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENT OF OPERATIONS AND RETAINED DEFICIT

	Three Month Period Ended March 31,
	2001	2000
REVENUE	$—	$—
OPERATING EXPENSES	—	—

NET INCOME	—	—

Retained Deficit—Beginning of Year	(4,000)	(4,000)

RETAINED DEFICIT—END OF YEAR	$(4,000)	$(4,000)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF CASH FLOWS

Three Month Period Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITY—NONE	$—	$—
CASH FLOW FROM INVESTING ACTIVITIES—NONE	—	—
CASH FLOWS FROM FINANCING ACTIVITIES—NONE	—	—

Net change in cash	—	—
Cash—Beginning of Year	—	—

CASH—END OF PERIOD	$—	$—

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2003 and the results of its operations and its cash flows for the three month period ended March 31, 2003 and March 31, 2002.

The quarterly financial statements are presented in accordance with the requirements of the Form 10-SB and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s audited financial statements for the years ended December 31, 2002 and 2001 filed with Form 10-KSB. The results of operations for the three month period ended March 31, 2003 and March 31, 2002 are not necessarily indicative of operating results for the full year.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings—N/A

Item 2. Changes in Securities—N/A

Item 3. Defaults Upon Senior Securities—N/A

Item 4. Submission of Matters to a Vote of Security Holders—N/A

Item 5. Other Information—N/A

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Restated Articles of Incorporation and By-Laws, as amended to date, filed as Exhibit 2 to the Company’s Registration Statement on Form 10-SB, and incorporated herein by reference.

Exhibit 99.1—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UHF INCORPORATED
(Registrant)

Date: April 18, 2003	By:	/s/ RONALD C. SCHMEISER
Ronald C. Schmeiser President and Chief Executive Officer

ITEM 3

CONTROLS AND PROCEDURES

a)	The Company’s President and Chief Financial Officer has reviewed the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) within 90 days of the date of this report. This officer has concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the financial statements has been disclosed.

b)	There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls and procedures subsequent to the review date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

CERTIFICATIONS

I, Ronald C. Schmeiser, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of UHF Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: April 18, 2003

By:	/s/ RONALD C. SCHMEISER
Ronald C. Schmeiser President and Chief Executive Officer