Form 10QSB
period 2003-09-30
UHF INCORPORATED
filed 2003-10-23
CIK 1171008

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended September 30, 2003

☐	Transition report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the Transition period from              to             .

Commission file number: 000-49729

UHF Incorporated

(Exact name of small business issuer as specified in its charter)

Michigan	38-1740889
(State or other jurisdiction of incorporation or organization)	( I.R.S. Employer Identification Number)

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

Yes    ☒;     No    ☐

The number of shares of the issuer’s common stock outstanding, as of October 23, 2003 was 9,480,754.

Transitional Small Business Disclosure Format:     Yes    ☒;     No    ☐

ITEM 1.    FINANCIAL STATEMENTS

UNF INCORPORATED

BALANCE SHEETS

ASSETS

	September 30, 2003	December 31, 2002
	(Unaudited)
CASH	$—	$—

ORGANIZATION COST	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
ACCRUED EXPENSES	$4,000	$4,000

Total liabilities	4,000	4,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 50,000,000 authorized shares, 9,480,754 issued and outstanding	9,481	9,481
PAID IN CAPITAL	(9,481)	(9,481)
RETAINED DEFICIT	(4,000)	(4,000)

Total stockholders’ deficit	(4,000)	(4,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS AND RETAINED DEFICIT

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUE	$—	$—	$—	$—
OPERATING EXPENSES	—	—	—	—

NET INCOME	—	—	—	—

Retained Deficit – Beginning of Year	(4,000)	(4,000)	(4,000)	(4,000)

RETAINED DEFICIT – END OF PERIOD	$(4,000)	$(4,000)	(4,000)	$(4,000)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF CASH FLOWS

Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITY – NONE	$—	$—
CASH FLOW FROM INVESTING ACTIVITIES – NONE	—	—
CASH FLOWS FROM FINANCING ACTIVITIES – NONE	—	—

Net change in cash	—	—
Cash – Beginning of Year	—	—

CASH – END OF PERIOD	$—	$—

The accompanying notes are an integral part of these financial statements.

UNF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2003 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2003 and September 30, 2002.

The quarterly financial statements are presented in accordance with the requirements of the Form 10-SB and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s audited financial statements for the years ended December 31, 2002 and 2001 filed with Form 10-SB. The results of operations for the nine month periods ended September 30, 2003 and September 30, 2002 are not necessarily indicative of operating results for the full year.

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

PART II:    OTHER INFORMATION

Item 1.    Legal Proceedings – N/A

Item 2.    Changes in Securities – N/A

Item 3.    Defaults Upon Senior Securities – N/A

Item 4.    Submission of Matters to a Vote of Security Holders – N/A

Item 5.    Other Information – N/A

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits.

None.

(b)	Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UHF INCORPORATED

(Registrant)

Date: October 23, 2003	By:	/s/ RONALD C. SCHMEISER

Ronald C. Schmeiser President and Chief Executive Officer