Form 10KSB
period 2003-12-31
UHF INCORPORATED
filed 2004-02-06
CIK 1171008

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934.

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $0 as of December 31, 2003.

The number of shares of the issuer’s common stock outstanding, as of December 31, 2003 was 9,480,754.

Transitional Small Business Disclosure Format:  Yes   ☒  No  ☐

PART I

[Items 6 – 12 of Model B of Form 1-A]

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

Ronald C. Schmeiser, age 73, has been a director, President and Chief Executive Officer of the Company since 1998. He is a Certified Public Accountant and a former Director of Finance of the City of Pittsburgh, Pennsylvania. Mr. Schmeiser has been the Deputy Controller and School Auditor of the Pittsburgh School District since January 1, 2000 and prior thereto served as President of Kromer Associates, a financial consulting firm.

Walter L. Baumgardner, age 63, has been a director, Vice President and General Counsel of the Company since 1991. He has been a practicing attorney for more than five years.

Victor H. Pribanic, age 49, has been a director, Vice President and Treasurer of the Company since 1998. He has been a practicing attorney for more than five years.

Vincent J. Senko, age 53, has been Secretary of the Company since 1998. He has been a practicing attorney for more than five years.

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

STOCK OWNERSHIP OF MANAGEMENT

Name	Positions	Shares Owned	Percent of Class
Ronald C. Schmeiser	Director, President and Chief Executive Officer	200,000	2.11

Walter L. Baumgardner	Director, Vice President and General Counsel	474,250	5.00

Victor H. Pribanic	Director, Vice President and Treasurer	75,000	3.96

Vincent J. Senko	Secretary	100,000	1.05

All directors and executive officers as a group		1,149,250	12.12

ITEM 11.	INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.

None

ITEM 12.	DESCRIPTION OF SECURITIES.

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

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2003.

ITEM 5.	COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

None

ITEM 6.	REPORTS ON FORM 8-K

None

PART F/S

UHF INCORPORATED

FINANCIAL STATEMENTS AND

INDEPENDENT AUDITORS’ REPORT

December 31, 2003, 2002, and 2001

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

and Stockholders of

UHF Incorporated

We have audited the accompanying balance sheets of UHF Incorporated as of December 31, 2003 and 2002 and the related statements of operations and retained deficit and cash flows for the years ended December 31, 2003, 2002, and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UHF Incorporated as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America.

LOUIS PLUNG & COMPANY, LLP

Pittsburgh, Pennsylvania

January 24, 2004

UHF INCORPORATED

BALANCE SHEETS

December 31, 2003 and 2002

ASSETS
	2003	2002
CASH	$—	$—

ORGANIZATION COST	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
ACCRUED EXPENSES	$4,000	$4,000

Total liabilities	4,000	4,000

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 50,000,000 authorized shares, 9,480,754 issued and outstanding	9,481	9,481
PAID IN CAPITAL	(9,481)	(9,481)
RETAINED DEFICIT	(4,000)	(4,000)
Total stockholders’ deficit	(4,000)	(4,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS AND RETAINED DEFICIT

Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
REVENUE	$—	$—	$—
OPERATING EXPENSES	—	—	—

NET INCOME	—	—	—

Retained Deficit—Beginning of Year	(4,000)	(4,000)	(4,000)

RETAINED DEFICIT—END OF YEAR	$(4,000)	$(4,000)	$(4,000)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITY—NONE	$—	$—	$—
CASH FLOW FROM INVESTING ACTIVITIES—NONE	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES—NONE	—	—	—

Net change in cash	—	—	—
Cash—Beginning of Year	—	—	—

CASH—END OF YEAR	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—UHF Incorporated (the “Company”) is a corporation organized under the laws of the state of Michigan. The Company has been inactive and has not conducted any business in the ordinary course since July 1, 1994. Management has no current plans to conduct any business activity for the next twelve months and no plans to hire any employees. The Company anticipates that any cash requirements it may have over the next twelve months will be funded by its majority stockholder.

Basis of Accounting—The financial statements are prepared using the accrual basis of accounting in which revenues are recognized when earned and expenses are recognized when incurred.

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results may differ from these estimates and assumptions.

New Accounting Pronouncements—The following is a listing of new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) and management’s assessment regarding the effect they will have on the Company’s results of operations and financial position. Accounting pronouncements consist of Statements of Financial Accounting Standards (SFAS) and FASB Interpretations (FIN).

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, issued April 2003. Management does not believe that adoption of this statement will have a material effect on the Company. Management will reevaluate this statement upon entering into any business activities.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, issued May 2003. Management does not believe that adoption of this statement will have a material effect on the Company. Management will reevaluate this statement upon entering into any business activities.

FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” issued November 2002. FIN 45 requires recognition at fair value of a liability for certain types of guarantee at the time of issuance including contracts requiring payment to the guaranteed party, based on another entity’s failure to perform pursuant to an obligating agreement. The initial recognition and measurement provisions are applicable to guarantees issued or modified after December 31, 2002. Management does not believe that the adoption of this FIN will have a material effect on the Company. Management will reevaluate this FIN upon entering into any business activities.

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

FIN 46, “Consolidation of Variable Interest Entities” issued January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied no later than the end of the first annual period beginning after June 15, 2003. Management does not believe that the adoption of this FIN will have a material effect on the Company. Management will reevaluate this FIN upon entering into any business activities.

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

UHF INCORPORATED (Registrant)

Date:	January 24, 2004	By:	/s/ Ronald C. Schmeiser

Ronald C. Schmeiser President and Chief Executive Officer