Form 10QSB
period 2004-03-31
UHF INCORPORATED
filed 2004-05-13
CIK 1171008

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS

SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934.

For the quarterly period ended March 31, 2004

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒;    No  ☐

The number of shares of the issuer’s common stock outstanding, as of May 12, 2004 was 9,480,754.

Transitional Small Business Disclosure Format:    Yes  ☒;    No  ☐

PART I—FINANCIAL INFORMATION

ITEM I

UHF INCORPORATED

BALANCE SHEETS

ASSETS
	March 31, 2004	December 31, 2003
	(Unaudited)
CASH	$—	$—

ORGANIZATION COST	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
ACCRUED EXPENSES	$4,000	$4,000

Total liabilities	4,000	4,000

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 50,000,000 authorized shares, 9,480,754 issued and outstanding	9,481	9,481
PAID IN CAPITAL	(9,481)	(9,481)
RETAINED DEFICIT	(4,000)	(4,000)

Total stockholders’ deficit	(4,000)	(4,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS AND RETAINED DEFICIT

	Three Month Period Ended March 31,
	2004	2003
REVENUE	$—	$—
OPERATING EXPENSES	—	—

NET INCOME	—	—

Retained Deficit—Beginning of Year	(4,000)	(4,000)

RETAINED DEFICIT—END OF PERIOD	$(4,000)	$(4,000)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF CASH FLOWS

Three Month Period Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITY—NONE	$—	$—
CASH FLOW FROM INVESTING ACTIVITIES—NONE	—	—
CASH FLOWS FROM FINANCING ACTIVITIES—NONE	—	—

Net change in cash	—	—
Cash—Beginning of Year	—	—

CASH—END OF PERIOD	$—	$—

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2004 and the results of its operations and its cash flows for the three month period ended March 31, 2004 and March 31, 2003.

The quarterly financial statements are presented in accordance with the requirements of the Form 10-SB and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s audited financial statements for the years ended December 31, 2003 and 2002 filed with Form 10-KSB. The results of operations for the three month period ended March 31, 2004 and March 31, 2003 are not necessarily indicative of operating results for the full year.

ITEM 3.	CONTROLS AND PROCEDURES

a)	The Company’s President and Chief Financial Officer has reviewed the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) within 90 days of the date of this report. This officer has concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the financial statements has been disclosed.

b)	There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls and procedures subsequent to the review date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings—N/A

Item 2.	Changes in Securities—N/A

Item 3.	Defaults Upon Senior Securities—N/A

Item 4.	Submission of Matters to a Vote of Security Holders—N/A

Item 5.	Other Information—N/A

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

Restated Articles of Incorporation and By-Laws, as amended to date, filed as Exhibit 2 to the Company’s Registration Statement on Form 10-SB, and incorporated herein by reference.

Exhibit 32.1—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UHF INCORPORATED (Registrant)

Date: May 12, 2004	By:	/s/ Ronald C. Schmeiser

Ronald C. Schmeiser President and Chief Executive Officer