Form 10KSB
UHF INCORPORATED
filed 2005-01-13
CIK 1171008

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $0 as of December 31, 2004.

The number of shares of the issuer’s common stock outstanding, as of December 31, 2004 was 9,480,754.

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

Ronald C. Schmeiser, age 74, has been a director, President and Chief Executive Officer of the Company since 1998. He is a Certified Public Accountant and a former Director of Finance of the City of Pittsburgh, Pennsylvania. Mr. Schmeiser has been the Deputy Controller and School Auditor of the Pittsburgh School District since January 1, 2000 and prior thereto served as President of Kromer Associates, a financial consulting firm.

Walter L. Baumgardner, age 64, has been a director, Vice President and General Counsel of the Company since 1991. He has been a practicing attorney for more than five years.

Victor H. Pribanic, age 50, has been a director, Vice President and Treasurer of the Company since 1998. He has been a practicing attorney for more than five years.

Vincent J. Senko, age 54, has been Secretary of the Company since 1998. He has been a practicing attorney for more than five years.

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

ITEM 9. REMUNERATION OF DIRECTORS AND OFFICERS.

No compensation was awarded to, earned by or paid to any officers or directors of the Company during the three fiscal years. The Company has no remuneration or benefit plans or arrangements.

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

ITEM 3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2004.

ITEM 5. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

None

ITEM 6. REPORTS ON FORM 8-K

None

PART F/S

UHF INCORPORATED

FINANCIAL STATEMENTS AND

INDEPENDENT AUDITORS’ REPORT

December 31, 2004, 2003, and 2002

Four Gateway Center, 9th Floor, Pittsburgh, PA 15222

Tel: 412-281-8771 • Fax: 412-281-7001

email: info@louisplung.com

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

and Stockholders of

UHF Incorporated

We have audited the accompanying balance sheets of UHF Incorporated as of December 31, 2004 and 2003 and the related statements of operations and retained deficit and cash flows for the years ended December 31, 2004, 2003, and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UHF Incorporated as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, 2003, and 2002, in conformity with accounting principles generally accepted in the United States of America.

LOUIS PLUNG & COMPANY, LLP

Pittsburgh, Pennsylvania

January 7, 2005

American Institute of	Independent Member Firms in Principal Cities	SEC Practice Section
Certified Public Accountants		of the AICPA
Pennsylvania Institute of Certified Public Accountants		Private Companies Practice Section of the AICPA

UHF INCORPORATED

BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
ASSETS
CASH	$—	$—

ORGANIZATION COST	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

ACCRUED EXPENSES	$4,000	$4,000

Total liabilities	4,000	4,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 50,000,000 authorized shares, 9,480,754 issued and outstanding	9,481	9,481

PAID IN CAPITAL	(9,481)	(9,481)

RETAINED DEFICIT	(4,000)	(4,000)

Total stockholders' deficit	(4,000)	(4,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS AND RETAINED DEFICIT

Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
REVENUE	$—	$—	$—
OPERATING EXPENSES	—	—	—

NET INCOME	—	—	—

Retained Deficit - Beginning of Year	(4,000)	(4,000)	(4,000)

RETAINED DEFICIT - END OF YEAR	$(4,000)	$(4,000)	$(4,000)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITY - NONE	$—	$—	$—
CASH FLOW FROM INVESTING ACTIVITIES - NONE	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES - NONE	—	—	—

Net change in cash	—	—	—
Cash - Beginning of Year	—	—	—

CASH - END OF YEAR	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

New Accounting Pronouncements - The following is a listing of new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) and management’s assessment regarding the effect they will have on the Company’s results of operations and financial position. Accounting pronouncements consist of Statements of Financial Accounting Standards (SFAS) and FASB Interpretations (FIN).

SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, issued November 2004. Management does not believe that adoption of this statement will have a material effect on the Company. Management will reevaluate this statement upon entering into any business activity.

SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, issued December 2004. Management does not believe that adoption of this statement will have a material effect on the Company. Management will reevaluate this statement upon entering into any business activity.

SFAS 123 (revised 2004), “Share-Based Payment”, issued December 2004. Management does not believe that adoption of this statement will have a material effect on the Company. Management will reevaluate this statement upon entering into any business activity.

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

UHF INCORPORATED
(Registrant)

Date: January 7, 2005	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President and Chief
Executive Officer