Form 10QSB
period 2005-06-30
UHF INCORPORATED
filed 2005-08-15
CIK 1171008

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS

SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒;    No  ☐

The number of shares of the issuer’s common stock outstanding, as of July 8, 2005 was 9,480,754.

Transitional Small Business Disclosure Format:    Yes  ☒;    No  ☐

PART I - FINANCIAL INFORMATION

ITEM I

UHF INCORPORATED

BALANCE SHEET

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CASH	$—	$—

ORGANIZATION COST	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

ACCRUED EXPENSES	$4,000	$4,000

Total liabilities	4,000	4,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 50,000,000 authorized shares, 9,480,754 issued and outstanding	9,481	9,481

PAID IN CAPITAL	(9,481)	(9,481)

RETAINED DEFICIT	(4,000)	(4,000)

Total stockholders’ deficit	(4,000)	(4,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS AND RETAINED DEFICIT

	Three Month Period Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUE	$—	$—	$—	$—

OPERATING EXPENSES	—	—	—	—

NET INCOME	—	—	—	—

Retained Deficit - Beginning of Year	(4,000)	(4,000)	(4,000)	(4,000)

RETAINED DEFICIT - END OF PERIOD	$(4,000)	$(4,000)	$(4,000)	$(4,000)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENT OF CASH FLOWS

Six Month Period Ended June 30,
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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2005 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2005 and June 30, 2004.

The quarterly financial statements are presented in accordance with the requirements of the Form 10-SB and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s audited financial statements for the years ended December 31, 2004 and 2003 filed with Form 10-KSB. The results of operations for the six month period ended June 30, 2005 and June 30, 2004 are not necessarily indicative of operating results for the full year.

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

UHF INCORPORATED
(Registrant)

Date: July 8, 2005	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President and Chief
Executive Officer