Form 10QSB
period 2005-09-30
UHF INCORPORATED
filed 2005-10-17
CIK 1171008

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended September 30, 2005

☐	Transition report under section 13 or 15(d) of the Securities Act of 1934.

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒;    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒;    No  ☐

The number of shares of the issuer’s common stock outstanding, as of October 7, 2005 was 9,480,754.

Transitional Small Business Disclosure Format:    Yes  ☒;    No  ☐

PART I - FINANCIAL INFORMATION

ITEM I

UHF INCORPORATED

BALANCE SHEETS

ASSETS

	September 30, 2005	December 31, 2004
	(Unaudited)
CASH	$—	$—

ORGANIZATION COST	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
ACCRUED EXPENSES	$4,000	$4,000

Total liabilities	4,000	4,000

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 50,000,000 authorized shares, 9,480,754 issued and outstanding	9,481	9,481
PAID IN CAPITAL	(9,481)	(9,481)
RETAINED DEFICIT	(4,000)	(4,000)

Total stockholders’ deficit	(4,000)	(4,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS AND RETAINED DEFICIT

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2005	2004	2005	2004
REVENUE	$—	$—	$—	$—
OPERATING EXPENSES	—	—	—	—

NET INCOME	—	—	—	—

Retained Deficit - Beginning of Year	(4,000)	(4,000)	(4,000)	(4,000)

RETAINED DEFICIT - END OF PERIOD	$(4,000)	$(4,000)	$(4,000)	$(4,000)

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2005 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2005 and September 30, 2004.

The quarterly financial statements are presented in accordance with the requirements of the Form 10-SB and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s audited financial statements for the years ended December 31, 2004 and 2003 filed with Form 10-KSB. The results of operations for the nine month period ended September 30, 2005 and September 30, 2004 are not necessarily indicative of operating results for the full year.

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

UHF INCORPORATED
(Registrant)

Date: October 7, 2005	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President and Chief
Executive Officer