Form 10KSB
period 2005-12-31
UHF INCORPORATED
filed 2006-02-07
CIK 1171008

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended December 31, 2005

☐	Transition report under section 13 or 15(d) of the Securities Act of 1934.

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

None

Securities registered or to be registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒;    No  ☐

The issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $0 as of December 31, 2005.

The number of shares of the issuer’s common stock outstanding, as of December 31, 2005 was 9,480,754.

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

Ronald C. Schmeiser, age 75, has been a director, President and Chief Executive Officer of the Company since 1998. He is a Certified Public Accountant and a former Director of Finance of the City of Pittsburgh, Pennsylvania. Mr. Schmeiser has been the Deputy Controller and School Auditor of the Pittsburgh School District since January 1, 2000 and prior thereto served as President of Kromer Associates, a financial consulting firm.

Walter L. Baumgardner, age 65, has been a director, Vice President and General Counsel of the Company since 1991. He has been a practicing attorney for more than five years.

Victor H. Pribanic, age 51, has been a director, Vice President and Treasurer of the Company since 1998. He has been a practicing attorney for more than five years.

Vincent J. Senko, age 55, has been Secretary of the Company since 1998. He has been a practicing attorney for more than five years.

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

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Name	Address	Shares Owned	Percent of Class
Dachris, Ltd.*	60 Port Perry Road North Versailles, PA 15137	6,331,992	66.79

Walter L. Baumgardner	24000 Greater Mack Avenue St. Clair Shores, MI 48080	474,250	5.00

*	Dachris, Ltd., a Pennsylvania corporation, is wholly-owned by David L. Lichtenstein whose address is 60 Port Perry Road, North Versailles, PA 15137.

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

ITEM 3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2005.

ITEM 5. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

None

ITEM 6. REPORTS ON FORM 8-K

None

PART F/S

UHF INCORPORATED

FINANCIAL STATEMENTS AND

INDEPENDENT AUDITORS’ REPORT

December 31, 2005, 2004, and 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

  and Stockholders of

UHF Incorporated

We have audited the accompanying balance sheets of UHF Incorporated as of December 31, 2005 and 2004 and the related statements of operations and retained deficit and cash flows for the years ended December 31, 2005, 2004, and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UHF Incorporated as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005, 2004, and 2003, in conformity with accounting principles generally accepted in the United States of America.

LOUIS PLUNG & COMPANY, LLP

Pittsburgh, Pennsylvania

January 6, 2006

American Institute of Certified Public Accountants	Independent Member Firms in Principal Cities	SEC Practice Section of the AICPA
Pennsylvania Institute of Certified Public Accountants		Private Companies Practice Section of the AICPA

UHF INCORPORATED

BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
ASSETS

CASH	$—	$—

ORGANIZATION COST	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

ACCRUED EXPENSES	$7,000	$4,000

Total liabilities	7,000	4,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 50,000,000 authorized shares, 9,480,754 issued and outstanding	9,481	9,481

PAID IN CAPITAL	(9,481)	(9,481)

RETAINED DEFICIT	(7,000)	(4,000)

Total stockholders’ deficit	(7,000)	(4,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS AND RETAINED DEFICIT

Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
REVENUE	$—	$—	$—
OPERATING EXPENSES	3,000	—	—

NET INCOME	(3,000)	—	—

Retained Deficit - Beginning of Year	(4,000)	(4,000)	(4,000)

RETAINED DEFICIT - END OF YEAR	$(7,000)	$(4,000)	$(4,000)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITY - NONE	$—	$—	$—
CASH FLOW FROM INVESTING ACTIVITIES - NONE	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES - NONE	—	—	—

Net change in cash	—	—	—
Cash - Beginning of Year	—	—	—

CASH - END OF YEAR	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - UHF Incorporated (the “Company”) is a corporation organized under the laws of the state of Michigan. The Company has been inactive and has not conducted any business in the ordinary course since July 1, 1994. Management has no current plans to conduct any business activity for the next twelve months and no plans to hire any employees. The Company anticipates that any cash requirements it may have over the next twelve months will be funded by its majority stockholder. The Company accrued audit fees for the year ended December 31, 2005, which will be funded by the majority shareholder. These fees are believed to be immaterial.

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

In May 2005, FASB issued SFAS 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

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

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UHF INCORPORATED
(Registrant)

Date: February 7, 2006	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UHF INCORPORATED
(Registrant)

Date: February 7, 2006	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President and Chief Executive Officer