Form 10QSB
period 2006-03-31
UHF INCORPORATED
filed 2006-04-28
CIK 1171008

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended March 31, 2006

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

The number of shares of the issuer’s common stock outstanding, as of April 17, 2006 was 9,480,754.

Transitional Small Business Disclosure Format:    Yes  ☒;    No  ☐

PART I - FINANCIAL INFORMATION

ITEM I

UHF INCORPORATED

BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
CASH	$—	$—

ORGANIZATION COST	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
ACCRUED EXPENSES	$7,000	$7,000

Total liabilities	7,000	7,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 50,000,000 authorized shares, 9,480,754 issued and outstanding	9,481	9,481

PAID IN CAPITAL	(9,481)	(9,481)

RETAINED DEFICIT	(7,000)	(7,000)

Total stockholders’ deficit	(7,000)	(7,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS AND RETAINED DEFICIT

	Three Month Period Ended March 31,
	2006	2005
REVENUE	$—	$—
OPERATING EXPENSES	—	—

NET INCOME	—	—

Retained Deficit - Beginning of Year	(7,000)	(4,000)

RETAINED DEFICIT - END OF PERIOD	$(7,000)	$(4,000)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF CASH FLOWS

Three Month Period Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITY - NONE	$—	$—
CASH FLOW FROM INVESTING ACTIVITIES - NONE	—	—
CASH FLOWS FROM FINANCING ACTIVITIES - NONE	—	—

Net change in cash	—	—
Cash - Beginning of Year	—	—

CASH - END OF PERIOD	$—	$—

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2006 and the results of its operations and its cash flows for the three month period ended March 31, 2006 and March 31, 2005.

The quarterly financial statements are presented in accordance with the requirements of the Form 10-SB and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s audited financial statements for the years ended December 31, 2005 and 2004 filed with Form 10-KSB. The results of operations for the three month period ended March 31, 2006 and March 31, 2005 are not necessarily indicative of operating results for the full year.

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

Exhibit 31.1 - Certification of the President and Chief Executive Officer, filed herewith.

Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UHF INCORPORATED
(Registrant)

Date: April 17, 2006	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President and Chief Executive Officer