Form 10QSB
period 2006-06-30
UHF INCORPORATED
filed 2006-07-12
CIK 1171008

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended June 30, 2006

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

The number of shares of the issuer’s common stock outstanding, as of July 7, 2006 was 9,480,754.

Transitional Small Business Disclosure Format:    Yes  ☒;    No  ☐

PART I - FINANCIAL INFORMATION

ITEM I

UHF INCORPORATED

BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

CASH	$—	$—

ORGANIZATION COST	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

ACCRUED EXPENSES	$7,000	$7,000

Total liabilities	7,000	7,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 50,000,000 authorized shares, 9,480,754 issued and outstanding	9,481	9,481

PAID IN CAPITAL	(9,481)	(9,481)

RETAINED DEFICIT	(7,000)	(7,000)

Total stockholders’ deficit	(7,000)	(7,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS AND RETAINED DEFICIT

	Three Month Period Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUE	$—	$—	$—	$—

OPERATING EXPENSES	—	—	—	—

NET INCOME	—	—	—	—

Retained Deficit - Beginning of Year	(7,000)	(4,000)	(7,000)	(4,000)

RETAINED DEFICIT - END OF PERIOD	$(7,000)	$(4,000)	$(7,000)	$(4,000)

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2006 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2006 and June 30, 2005.

The quarterly financial statements are presented in accordance with the requirements of the Form 10-SB and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s audited financial statements for the years ended December 31, 2005 and 2004 filed with Form 10-KSB. The results of operations for the six month period ended June 30, 2006 and June 30, 2005 are not necessarily indicative of operating results for the full year.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings - N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - N/A

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

None.

SIGNATURE

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UHF INCORPORATED
(Registrant)

Date: July 12, 2006	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President and Chief Executive Officer