Form 10KSB
period 2006-12-31
UHF INCORPORATED
filed 2007-02-14
CIK 1171008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended December 31, 2006

☐	Transition report under section 13 or 15(d) of the Securities Act of 1934.

For the Transition period from _______ to ________.

Commission file number: 000-49729

UHF Incorporated

(Name of small business issuer in its charter)

Michigan	38-1740889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

60 Port Perry Road

North Versailles, PA 15137

(Address and zip code of principal executive offices)

(412) 394-4039

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

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $0 as of February 9, 2007.

The number of shares of the issuer’s common stock outstanding, as of February 9, 2007 was 9,480,754.

Transitional Small Business Disclosure Format:    Yes  ☒;    No  ☐

PART I

[Items 6—12 of Model B of Form 1-A]

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

The Company intends to seek business opportunities such as a merger, acquisition or other business transaction that will cause the Company to have business operations in the current fiscal year. We cannot offer any assurance that we will be able to effect any such business transaction.

ITEM 7.	DESCRIPTION OF PROPERTY.

The Company neither owns nor leases any properties. The Company’s principal executive office space is maintained in a facility owned by its majority stockholder. The majority stockholder permits the Company to use this space at no charge.

ITEM 8.	DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

Information concerning the directors and executive officers of the Company is set forth below. The Company has no employees.

Ronald C. Schmeiser, age 76, has been a director, President and Chief Executive Officer of the Company since 1998. He is a Certified Public Accountant and a former Director of Finance of the City of Pittsburgh, Pennsylvania. Mr. Schmeiser has been the Deputy Controller and School Auditor of the Pittsburgh School District since January 1, 2000 and prior thereto served as President of Kromer Associates, a financial consulting firm.

The By-Laws of the Company provide for a Board of seven directors, however there have been only three directors since that provision was adopted in 1998. The By-Laws also provide that the directors shall hold office for a period of three years, with one-third of the Board of Directors being elected at each annual meeting. No shareholder meetings have been held since 1998.

ITEM 9.	REMUNERATION OF DIRECTORS AND OFFICERS.

No compensation was awarded to, earned by or paid to any officers or directors of the Company during the last three fiscal years. The Company has no remuneration or benefit plans or arrangements.

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

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Name	Address	Shares Owned	Percent of Class
Dachris, Ltd.*	60 Port Perry Road	6,331,992	66.79
	North Versailles, PA 15137

Walter L. Baumgardner	24000 Greater Mack Avenue	474,250	5.00
	St. Clair Shores, MI 48080

*	Dachris, Ltd., a Pennsylvania corporation, is wholly-owned by David L. Lichtenstein whose address is 60 Port Perry Road, North Versailles, PA 15137. By virtue of Dachris, Ltd’s holding, Mr. Lichtenstein may be deemed to “control” the Company.

The following table sets forth information concerning the beneficial ownership of Common Stock by the directors and officers of the Company and by all directors and officers of the Company as a group. There are no options, warrants or other rights outstanding to purchase securities from the Company.

STOCK OWNERSHIP OF MANAGEMENT

Name	Positions	Shares Owned	Percent of Class
Ronald C. Schmeiser	Director, President and	200,000	2.11
	Chief Executive Officer

ITEM 11.	INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.

None

ITEM 12.	DESCRIPTION OF SECURITIES.

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

Prior to January 24, 2007, there had been no public trading market for our Common Stock. On January 24, 2007, our Common Stock was cleared to be quoted on the OTC Bulletin Board. The trading symbol is “UHFI.” There were 228 holders of record of the Common Stock as of February 9, 2007. There has been no public trading activity in the market for our Common Stock as of February 9, 2007. No cash dividends were declared on the Common Stock during the last three fiscal years. The Company has no compensation plans or Individual compensation arrangements.

ITEM 2.	LEGAL PROCEEDINGS.

To the Company’s knowledge, the Company is not a party to any pending legal proceeding, and the Company is not aware of any legal proceeding that may be contemplated against it by any governmental authority.

ITEM 3.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2006.

ITEM 5.	COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Mr. Ronald C. Schmeiser, our sole director and officer filed his Form 3 ownership report on February 8, 2007. Mr. Schmeiser was appointed to his positions in 1998. Dachris, Ltd. filed its Form 3 ownership report on February 8, 2007. It acquired its ownership interest in our Common Stock in 1998 and in 2002, we became a reporting company and Dachris, Ltd. reporting obligation began in 2002.

ITEM 6.	REPORTS ON FORM 8-K

On February 12, 2007, we filed a Current Report on Form 8-K reporting that our Common Stock had been cleared to be quoted on the OTC Bulletin Board.

PART F/S

UHF INCORPORATED

FINANCIAL STATEMENTS AND

INDEPENDENT AUDITORS’ REPORT

December 31, 2006, 2005, and 2004

Four Gateway Center, 9th Floor, Pittsburgh, PA 15222

Tel: 412-281-8771 • Fax: 412-281-7001

email: info@louisplung.com

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

  and Stockholders of

UHF Incorporated

We have audited the accompanying balance sheets of UHF Incorporated as of December 31, 2006 and 2005 and the related statements of operations and retained deficit and cash flows for the years ended December 31, 2006, 2005, and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Over sight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UHF Incorporated as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006, 2005, and 2004, in conformity with accounting principles generally accepted in the United States of America.

LOUIS PLUNG & COMPANY, LLP

Pittsburgh, Pennsylvania

February 13, 2007

American Institute of Certified Public Accountants	Independent Member Firms in Principal Cities	SEC Practice Section of the AICPA
Pennsylvania Institute of Certified Public Accountants		Private Companies Practice Section of the AICPA

UHF INCORPORATED

BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
ASSETS
CASH	$—	$—

ORGANIZATION COST	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
ACCRUED EXPENSES	$10,000	$7,000

Total liabilities	10,000	7,000

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 50,000,000 authorized shares, 9,480,754 issued and outstanding	9,481	9,481
PAID IN CAPITAL	(9,481)	(9,481)
RETAINED DEFICIT	(10,000)	(7,000)
Total stockholders’ deficit	(10,000)	(7,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS AND RETAINED DEFICIT

Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
REVENUE	$—	$—	$—
OPERATING EXPENSES	3,000	3,000	—

NET INCOME	(3,000)	(3,000)	—

Retained Deficit—Beginning of Year	(7,000)	(4,000)	(4,000)

RETAINED DEFICIT—END OF YEAR	$(10,000)	$(7,000)	$(4,000)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITY—NONE	$—	$—	$—
CASH FLOW FROM INVESTING ACTIVITIES—NONE	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES—NONE	—	—	—

Net change in cash	—	—	—
Cash—Beginning of Year	—	—	—

CASH—END OF YEAR	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—UHF Incorporated (the “Company”) is a corporation organized under the laws of the state of Michigan. The Company has been inactive and has not conducted any business in the ordinary course since July 1, 1994. The Company intends to seek business opportunities such as a merger, acquisition or other business transaction that will cause the Company to have business operations in the current fiscal year. The Company anticipates that any cash requirements it may have over the next twelve months will be funded by its majority stockholder. These fees are believed to be immaterial. The Company accrued audit fees for the years ended December 31, 2006 and 2005, which will be funded by the majority shareholder.

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

In February 2006, effective September 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140”. FASB Statement No. 155 amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The FASB believes the issuance of Statement 155 provides for the following:

1.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

2.	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

3.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

4.	Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

The provisions of Statement 155 nullify Derivatives Implementation Group (DIG) Issue C4, “Interest-Only and Principal-Only Strips,” and amends DIG Issues B39, “Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor,” and D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” A reference to Statement 155 will also be made in several other DIG issues even though the guidance in those DIG issues has not been nullified or partially nullified.

Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management will reevaluate this statement upon entering into any business activity.

In March 2006, effective September 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140”.

The FASB has issued FASB Statement No. 156, Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140. This standard amends the guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other requirements, Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations:

a.	A transfer of the servicer’s financial assets that meets the requirements for sale accounting;

b.	A transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities; or

c.	An acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

Statement 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not issued financial statements. Management will reevaluate this statement upon entering into any business activity.

In September 2006, effective November 2007, the FASB issued SFAS No. 157, “Fair Value Measurements”.

FASB Statement No. 157, Fair Value Measurements, has been issued by the FASB. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. Prior to Statement 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. Statement 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data.

Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. Management will reevaluate this statement upon entering into any business activity.

In June 2006, effective December 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”.

This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management will reevaluate this statement upon entering into any business activity.

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

31.1	Rule 13(a0-14(a)/15(d)-14(a) Certification

32.1	Section 1350 Certification

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UHF INCORPORATED (Registrant)

Date: February 14, 2007	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President and Chief
Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UHF INCORPORATED (Registrant)

Date: February 14, 2007	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
Director, President and Chief
Executive Officer