Form 10-Q
period 2007-03-31
UHF INCORPORATED
filed 2007-04-20
CIK 1171008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)  Quarterly report under section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended March 31, 2007

(  ) Transition report under section 13 or 15(d) of the Securities Act of 1934.

For the Transition period from _______ to ________.

Commission file number: 000-49729

UHF Incorporated
(Exact Name of Small Business Issuer as Specified in its Charter)

Michigan	38-1740889
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

60 Port Perry Road
North Versailles, PA 15137
(Address of Principal Executive Offices)

(412) 394-4039
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X ; No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  X ; No __

The number of shares of the issuer’s common stock outstanding, as of April 23, 2007 was 9,480,754.

Transitional Small Business Disclosure Format:  Yes  X ; No ___

PART I - FINANCIAL INFORMATION

ITEM I

UHF INCORPORATED

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2007	2006
	(Unaudited)

CASH	$-	$-

ORGANIZATION COST	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

ACCRUED EXPENSES	$10,750	$10,000

Total liabilities	10,750	10,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 50,000,000 authorized
shares, 9,480,754 issued and outstanding	9,481	9,481

PAID IN CAPITAL	(9,481)	(9,481)

RETAINED DEFICIT	(10,750)	(10,000)

Total stockholders' deficit	(10,750)	(10,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS AND RETAINED DEFICIT

	Three Month Period Ended March 31,
	2007	2006

REVENUE	$-	$-

OPERATING EXPENSES	750	-

NET INCOME	(750)	-

Retained Deficit - Beginning of Year	(10,000)	(10,000)

RETAINED DEFICIT - END OF PERIOD	$(10,750)	$(10,000)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF CASH FLOWS

Three Month Period Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITY - NONE	$-	$-

CASH FLOW FROM INVESTING ACTIVITIES - NONE	-	-

CASH FLOWS FROM FINANCING ACTIVITIES - NONE	-	-

Net change in cash	-	-

Cash - Beginning of Year	-	-

CASH - END OF PERIOD	$-	$-

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.          UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2007 and the results of its operations and its cash flows for the three month period ended March 31, 2007 and 2006.

The quarterly financial statements are presented in accordance with the requirements of the Form 10-QSB and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s audited financial statements for the years ended December 31, 2006 and 2005 filed with Form 10-KSB. The results of operations for the three month period ended March 31, 2007 and 2006 are not necessarily indicative of operating results for the full year.

ITEM 3. CONTROLS AND PROCEDURES

a)
The Company’s President, Chief Executive Officer, and Chief Financial Officer have reviewed the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) within 90 days of the date of this report. This officer has concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the financial statements has been disclosed.

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

Exhibit 31.1 - Certification of President, Chief Executive Officer, and Chief Financial Officer, filed herewith.

Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UHF INCORPORATED
(Registrant)

Date: April 20, 2007	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President, Chief Executive
Officer, and Chief Financial Officer