Form 10QSB
period 2007-09-30
UHF INCORPORATED
filed 2007-10-26
CIK 1171008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)        Quarterly report under section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended September 30, 2007

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

Yes  X ;  No __

The number of shares of the issuer’s common stock outstanding, as of October 26, 2007 was 9,480,754.

Transitional Small Business Disclosure Format:    Yes   X ;    No  ___

PART I - FINANCIAL INFORMATION

ITEM I

UHF INCORPORATED

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2007	2006
	(Unaudited)

CASH	$-	$-

ORGANIZATION COST	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

ACCRUED EXPENSES	$12,250	$10,000

Total liabilities	12,250	10,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 50,000,000 authorized
shares, 9,480,754 issued and outstanding	9,481	9,481

PAID IN CAPITAL	(9,481)	(9,481)

RETAINED DEFICIT	(12,250)	(10,000)

Total stockholders' deficit	(12,250)	(10,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS AND RETAINED DEFICIT

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES	750	-	2,250	-

NET INCOME	(750)	-	(2,250)	-

Retained Deficit - Beginning of Period	(11,500)	(7,000)	(10,000)	(7,000)

RETAINED DEFICIT - END OF PERIOD	$(12,250)	$(7,000)	$(12,250)	$(7,000)

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

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.         UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2007 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2007 and 2006.

The quarterly financial statements are presented in accordance with the requirements of the Form 10-QSB and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements for the years ended December 31, 2006 and 2005 filed with Form 10-KSB.  The results of operations for the nine month period ended September 30, 2007 and 2006 are not necessarily indicative of operating results for the full year.

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

UHF INCORPORATED
(Registrant)

Date: October 26, 2007	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President, Chief Executive
Officer, and Chief Financial Officer