Form 10KSB
period 2007-12-31
UHF INCORPORATED
filed 2008-02-29
CIK 1171008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(X)      Annual report under section 13 or 15(d) of the Securities Act of 1934.
For the fiscal year ended December 31, 2007

(  )       Transition report under section 13 or 15(d) of the Securities Act of 1934.
For the Transition period from _______ to ________.

Commission file number: 000-49729

UHF Incorporated
(Name of small business issuer in its charter)

Michigan	38-1740889
(Stateor other jurisdiction of incorporation or organization)	(I.R.S Identification Number). Employer

60 Port Perry Road
North Versailles, PA  15137
(Address and zip code of principal executive offices)

(412) 394-4039
(Issuer’s phone number including area code)

Securities to be registered pursuant to Section 12(b) of the Act:
None

Securities registered or to be registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  X   No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   X ;     No __

The issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $325,739 as of February 27, 2008.

The number of shares of the issuer’s common stock outstanding, as of February 27, 2008 was 9,493,254.

Transitional Small Business Disclosure Format:  Yes   X      No ___

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

The Company intends to seek business opportunities such as a merger, acquisition or other business transaction that will cause the Company to have business operations.  We cannot offer any assurance that we will be able to effect any such business transaction.

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

Ronald C. Schmeiser, age 78, has been a director, President and Chief Executive Officer of the Company since 1998.  He is a Certified Public Accountant and a former Director of Finance of the City of Pittsburgh, Pennsylvania.  Mr. Schmeiser has been the Deputy Controller and School Auditor of the Pittsburgh School District since January 1, 2000 and prior thereto served as President of Kromer Associates, a financial consulting firm.

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

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Name	Address	Shares Owned	Percent of Class
- - - -	- - - - - --	- - - - - - - - - -	- - - - - - - - - - -

Dachris, Ltd.*	60 Port Perry Road North Versailles, PA 15137	6,331,992	66.76

*
Dachris, Ltd., a Pennsylvania corporation, is wholly-owned by David L. Lichtenstein whose address is 60 Port Perry Road, North Versailles, PA  15137.  By virtue of Dachris, Ltd’s holding, Mr. Lichtenstein may be deemed to “control” the Company.

The following table sets forth information concerning the beneficial ownership of Common Stock by the directors and officers of the Company and by all directors and officers of the Company as a group.  There are no options, warrants or other rights outstanding to purchase securities from the Company.

STOCK OWNERSHIP OF MANAGEMENT

Name	Positions	Shares Owned	Percent of Class
- - - - - -	- - - - - - - - - -	- - - - - - - - - - --	- - - - - - - - - - - - -
Ronald C. Schmeiser	Director, President and Chief Executive Officer	200,000	2.10

ITEM 11.                         INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.

 None

ITEM 12.                         DESCRIPTION OF SECURITIES.

The Company is authorized to issue up to 50,000,000 shares of Common Stock, of which 9,493,254 are issued and outstanding.  All shares of Common Stock currently outstanding are fully paid and nonassessable.  The Common Stock has no preemptive or conversion rights and no redemption or sinking fund provisions.  All shares have one vote on any matter submitted to a vote of shareholders, and the holders thereof have cumulative voting rights in the election of directors.  Holders of the Common Stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available therefor.  Upon dissolution of the Company, the holders of the Common Stock will be entitled to share ratably in the assets remaining after the payment of indebtedness and other priority claims.

PART II

ITEM 1.	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Prior to January 24, 2007, there had been no public trading market for our Common Stock.  On January 24, 2007, our Common Stock was cleared to be quoted on the OTC Bulletin Board.  The trading symbol is “UHFI.”  Set forth below is the high and low closing prices for our Common Stock during our last fiscal year ended December 31, 2007.

	High	Low
First Quarter, beginning January 24, 2007	$.65	$.05
Second Quarter	.26	.12
Third Quarter	.30	.11
Fourth Quarter	$.25	$.15

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.  The information is derived from online stock quotation services.  There were 229 holders of record of the Common Stock as of February 27, 2008.  No cash dividends were declared on the Common Stock during the last three fiscal years.  The Company has no compensation plans or Individual compensation arrangements.

On February 27, 2008, the closing price was $.11 per share.

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

ITEM 3.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None

ITEM 4.                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2007.

ITEM 5.                         REPORTS ON FORM 8-K

On February 12, 2007, we filed a Current Report on Form 8-K reporting that our Common Stock had been cleared to be quoted on the OTC Bulletin Board.

PART F/S

UHF INCORPORATED

FINANCIAL STATEMENTS AND
INDEPENDENT AUDITORS’ REPORT
December 31, 2007, 2006, and 2005

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
  and Stockholders of
UHF Incorporated

We have audited the accompanying balance sheets of UHF Incorporated as of December 31, 2007 and 2006 and the related statements of operations and retained deficit and cash flows for the years ended December 31, 2007, 2006, and 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UHF Incorporated as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007, 2006, and 2005, in conformity with accounting principles generally accepted in the United States of America.

LOUIS PLUNG & COMPANY, LLP

Pittsburgh, Pennsylvania
January 31, 2008

UHF INCORPORATED

BALANCE SHEETS
December 31, 2007 and 2006

ASSETS

	2007	2006

CASH	$-	$-

ORGANIZATION COST	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

ACCRUED EXPENSES	$13,000	$10,000

Total liabilities	13,000	10,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 50,000,000 authorized
shares, 9,493,254 issued and outstanding	9,493	9,493

PAID IN CAPITAL	(9,493)	(9,493)

RETAINED DEFICIT	(13,000)	(10,000)

Total stockholders' deficit	(13,000)	(10,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS AND RETAINED DEFICIT
Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005

REVENUE	$-	$-	$-

OPERATING EXPENSES	3,000	3,000	3,000

NET INCOME	(3,000)	(3,000)	(3,000)

Retained Deficit - Beginning of Year	(10,000)	(7,000)	(4,000)

RETAINED DEFICIT - END OF YEAR	$(13,000)	$(10,000)	$(7,000)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITY - NONE	$-	$-	$-

CASH FLOW FROM INVESTING ACTIVITIES - NONE	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES - NONE	-	-	-

Net change in cash	-	-	-

Cash - Beginning of Year	-	-	-

CASH - END OF YEAR	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - UHF Incorporated (the “Company”) is a corporation organized under the laws of the state of Michigan.  The Company has been inactive and has not conducted any business in the ordinary course since July 1, 1994.  The Company intends to seek business opportunities such as a merger, acquisition or other business transaction that will cause the Company to have business operations.  The Company anticipates that any cash requirements it may have over the next twelve months will be funded by its majority stockholder.  These fees are believed to be immaterial.  The Company accrued audit fees for the years ended December 31, 2006 and 2005, which will be funded by the majority shareholder.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 ("FAS 157"), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements.  FAS 157 applies under other accounting pronouncements that require or permit fair value measurements.  Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP.  Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP.  The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company presently does not expect the adoption of FAS 157 to have an effect on its financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 ("FAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value.  FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company presently does not expect the adoption of FAS 159 to have an effect on its financial statements.

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 14IR ("FAS 141 R"), Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination or a gain from a bargain purchase.  FAS 141R is effective for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company presently does not expect the adoption of FAS 14IR to have an effect on its financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.160 ("FAS 160"), Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company presently does not expect the adoption of FAS 160 to have an effect on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

UHF INCORPORATED
(Registrant)

Date:	February 27, 2008	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President, Chief Executive
Officer, Chief Financial Officer, and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UHF INCORPORATED
(Registrant)

Date:	February 27, 2008	By:	/s/RonaldC. Schmeiser
Ronald C. Schmeiser
President, Chief Executive
Officer, and Chief Financial Officer

EXHIBIT 31.1

CERTIFICATIONS - Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

I, Ronald C. Schmeiser, Chief Executive Officer and President of the Registrant, certify that:

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

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.
I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial data; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date:  February 27, 2008

By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
Principal Executive Officer and
Principal Financial Officer

EXHIBIT 32.1
UHF INCORPORATED
CERTIFICATE REQUIRED BY 18 U.S.C. ss.1350

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the accompanying Annual Report of UHF Incorporated, (the “Registrant”) on Form 10-KSB for the period ended December 31, 2006 (the “Report”), I, Ronald C. Schmeiser, Chief Executive Officer and President of the Company, hereby certify that to my knowledge:

(1)         The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)         The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	February 27, 2008	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President, Chief Executive
Officer, and Chief Financial Officer