Form 10KSB/A
period 2007-12-31
UHF INCORPORATED
filed 2008-08-15
CIK 1171008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Transitional Small Business Disclosure Format:                                                                                                           Yes  X     No  __

EXPLANATORY NOTE

UHF Incorporated is filing this Amendment on Form 10-KSB/A to amend our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

We are filing this Amendment to disclose management’s assessment of the effectiveness of our disclosure control and procedures and internal control over financial reporting procedures as of December 31, 2007.  The assessment may be found in Item 8A contain elsewhere in this Amendment.  Exhibit 31.1 has also been modified to disclose management’s design of internal control over financial reporting as of December 31, 2007.  The modified Exhibit 31.1 may be found elsewhere in this Amendment.

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

The By-Laws of the Company provide for a Board of seven directors; however there have been only three directors since that provision was adopted in 1998.  The By-Laws also provide that the directors shall hold office for a period of three years, with one-third of the Board of Directors being elected at each annual meeting.  No shareholder meetings have been held since 1998.

ITEM 8A.                         CONTROL AND PROCEDURES.

Management has designed and implemented a policy and procedure for reviewing on a quarterly and annual basis our disclosure controls and procedures and our internal control over financial reporting.  Management evaluated the effectiveness of the operation of these disclosure controls and procedures and internal control over financial reporting procedure as of December 31, 2007, and concluded based on this evaluation that these controls and procedures are operating effectively.

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

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Name	Address	Shares Owned	Percent of Class
- - - -	- - - - - - - -	- - - - - - - - - -	- - - - - - - - - - -

Dachris, Ltd.*	60 Port Perry Road	6,331,992	66.76
	North Versailles, PA 15137

*
Dachris, Ltd., a Pennsylvania corporation, is wholly-owned by David L. Lichtenstein whose address is 60 Port Perry Road, North Versailles, PA  15137.  By virtue of Dachris, Ltd’s holding, Mr. Lichtenstein may be deemed to “control” the Company.

The following table sets forth information concerning the beneficial ownership of Common Stock by the directors and officers of the Company and by all directors and officers of the Company as a group.  There are no options, warrants or other rights outstanding to purchase securities from the Company.

STOCK OWNERSHIP OF MANAGEMENT

Name	Positions	Shares Owned	Percent of Class
- - - - - -	- - - - - - - - - -	- - - - - - - - - - --	- - - - - - - - - - - - -

Ronald C. Schmeiser	Director, President and	200,000	2.10
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

LOUIS PLUNG & COMPANY, LLP

Pittsburgh, Pennsylvania
January 31, 2008

UHF INCORPORATED

BALANCE SHEETS
December 31, 2007 and 2006

ASSETS

	2007	2006

CASH	$-	$-

ORGANIZATION COST	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

ACCRUED EXPENSES	$13,000	$10,000

Total liabilities	13,000	10,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 50,000,000 authorized
shares, 9,493,254 issued and outstanding	9,481	9,481

PAID IN CAPITAL	(9,481)	(9,481)

RETAINED DEFICIT	(13,000)	(10,000)

Total stockholders' deficit	(13,000)	(10,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 ("FAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value.  FAS 159 is effective for financial statements issued for fiscal

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

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

UHF INCORPORATED
(Registrant)

Date:	August 15, 2008	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President, Chief Executive
Officer, Chief Financial Officer, and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UHF INCORPORATED
(Registrant)

Date:	August 15, 2008	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President, Chief Executive
Officer and Chief Financial Officer