Form 10KSB/A
period 2007-12-31
UHF INCORPORATED
filed 2008-09-08
CIK 1171008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-1

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
Common Stock, par value $.001 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  X  No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

EXPLANATORY NOTE

UHF Incorporated is filing this Amendment on Form 10-KSB/A -1 to amend our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

ITEM 8A.  CONTROL AND PROCEDURES.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has designed and implemented a policy and procedure for reviewing on an annual basis our disclosure controls and procedures and our internal control over financial reporting.   Management evaluated the effectiveness of the operation of these disclosure controls and procedures and internal control over financial reporting procedure as of December 31, 2007, and concluded based on this evaluation that these controls and procedures were not operating effectively for the following reason. In our original filing of this annual report, we did not include a report on internal control over financial reporting.  Management has recognized this deficiency in its internal control over financial reporting by not including a report on internal control over financial reporting in our annual report and has instituted a procedure whereby the personnel involved in the preparation of the annual report will review the annual report to determine whether the report on internal control over financial reporting is included.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS PART III

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

UHF INCORPORATED
(Registrant)

Date: September 8, 2008	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President, Chief Executive
Officer, Chief Financial Officer, and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UHF INCORPORATED
(Registrant)

Date: September 8, 2008	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President, Chief Executive
Officer and Chief Financial Officer