Form 10KSB/A
period 2007-12-31
UHF INCORPORATED
filed 2008-09-19
CIK 1171008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-3
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
Common Stock, par value $.001 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                              Yes  X  No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Transitional Small Business Disclosure Format:             Yes    X           No___

EPLANATORY NOTE
 UHF Incorporated is filing this Amendment No. 3 on Form 10-KSB/A -3 to amend our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

We are filing this Amendment No. 3 to disclose management’s assessment of the effectiveness of our disclosure control and procedures and internal control over financial reporting procedures as of December 31, 2007.  The assessment may be found in Part 1, Item 8A (T) contain elsewhere in this Amendment.  Exhibit 31.1 has also been modified to disclose management’s design of internal control over financial reporting as of December 31, 2007.  The modified Exhibit 31.1 may be found elsewhere in this Amendment. We are also clarifying the ownership of the Company as set forth in Part 1, Item10 contained elsewhere in this Amendment

PART I
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

ITEM 8A (T). Controls and Procedures

Disclosure Controls and Procedures

As of the end of the reporting period covered by this report, December 31, 2007, our Chief Executive Officer who also serves as our Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-15(e).

Based upon that evaluation our management concluded that our disclosure controls and procedures were not effective.  In our original filing of this annual report we did not include our management’s assessment of internal control over financial reporting as of December 31, 2007.  Our management has recognized this weakness in our disclosure control and procedures and has instituted a procedure whereby the personnel involved in the preparation of our reports to the Securities and Exchange Commission will review them to determine whether a report on disclosure controls and procedures is included.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13-15(f) of the Securities Exchange Act.   Our management determined that our internal control over financial reporting was not effective as of December 31, 2007, on account of our failure to include such a repot on internal control over financial reporting in the original annual report filed with the Securities and Exchange Commission.  Our management has takes steps to implement a procedure whereby such a report on internal control over financial reporting is included in our annual reports.

Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in Internal Control Over Financial Reporting

Our management has instituted a procedure whereby the personnel involved in the preparation of our reports to the Securities and Exchange Commission will review them to determine whether a report on disclosure controls and procedures and an annual report on internal control over financial reporting are included.

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
	North Versailles, PA 15137

*
Dachris, Ltd., a Pennsylvania corporation, is wholly-owned by the spouse of David L. Lichtenstein whose address is 60 Port Perry Road, North Versailles, PA  15137. Mr. Lichtenstein is the President of Dachris Lt.  By virtue of his position and relationship with Dachris, Ltd., Mr. Lichtenstein may be deemed to “control” the Company.

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

The accompanying notes are an integral part of these financial statements

UHF INCORPORATED

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITY - NONE	$-	$-	$-

CASH FLOW FROM INVESTING ACTIVITIES - NONE	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES - NONE	-	-	-

Net change in cash	-	-	-

Cash - Beginning of Year	-	-	-

CASH - END OF YEAR	$-	$-	$-

The accompanying notes are an integral part of these financial statements

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

UHF INCORPORATED
(Registrant)

Date: September 19, 2008	By:	/s/ Ronald C. Schmeiser

Ronald C. Schmeiser
President, Chief Executive
Officer, Chief Financial Officer, and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UHF INCORPORATED
(Registrant)

Date: September 19, 2008	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President, Chief Executive
Officer and Chief Financial Officer