Form 10-Q/A
period 2008-03-31
UHF INCORPORATED
filed 2008-09-25
CIK 1171008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1 to Form 10-Q

(X)	Quarterly report under section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended March 31, 2008

( )	Transition report under section 13 or 15(d) of the Securities Act of 1934.

For the Transition period from _______ to ________.

Commission file number:  000-49729

UHF Incorporated
(Exact Name of Registrant as Specified in its Charter)

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

Transitional Small Business Disclosure Format:     Yes  __           No      X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

(Check One)

Large Accelerated Filer	Accelerated Filer

Non-accelerated Filer	Smaller reporting company X
(Do not check if a smaller reporting company)

EXPLANATORY NOTE

UHF Incorporated is filing this Amendment No. 1 on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2008.

We are filing this Amendment No. 1 to disclose management’s assessment of the effectiveness of our disclosure control and procedures as of March 31, 2008.  The assessment may be found in Part 1, Item 4T contain elsewhere in this Amendment.  Exhibit 31.1 has also been modified to disclose management’s design of internal control over financial reporting as of March 31, 2008.  The modified Exhibit 31.1 may be found elsewhere in this Amendment.  We have also revised the Form upon which this Report is being filed from Form 10-QSB to Form 10-Q.

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

The quarterly financial statements are presented in accordance with the requirements of the Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements for the years ended December 31, 2007 and 2006 filed with Form 10-KSB.  The results of operations for the three month period ended March 31, 2008 and 2007 are not necessarily indicative of operating results for the full year.

ITEM 4 T. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the reporting period covered by this report, March 31, 2008, our Chief Executive Officer who also serves as our Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-15(e).

Based upon that evaluation, our management concluded that our disclosure controls and procedures were not effective.  In our original filing of this quarterly report we did not include our management’s assessment of disclosure controls and procedures as of March 31, 2008.  Our management has recognized this weakness in our disclosure control and procedures and has instituted a procedure whereby the personnel involved in the preparation of our reports to the Securities and Exchange Commission will review them to determine whether a report on disclosure controls and procedures is included.

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

Exhibit 31.1 - Certification of President, Chief Executive Officer and Chief Financial Officer, filed herewith.

Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UHF INCORPORATED
(Registrant)

Date: September 25, 2008	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President, Chief Executive
Officer and Chief Financial Officer