Form 10-Q/A
period 2008-06-30
UHF INCORPORATED
filed 2008-09-25
CIK 1171008

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

Transitional Small Business Disclosure Format:    Yes __      No    _X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

(Check One)

Large Accelerated Filer ____	Accelerated Filer____

Non-accelerated Filer ____	Smaller reporting company X_
(Do not check if a smaller reporting company)

EXPLANATORY NOTE

UHF Incorporated is filing this Amendment No. 1 on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2008.

We are filing this Amendment No. 1 to disclose management’s assessment of the effectiveness of our disclosure control and procedures as of June 30, 2008.  The assessment may be found in Part 1, Item 4T contain elsewhere in this Amendment.  Exhibit 31.1 has also been modified to disclose management’s design of internal control over financial reporting as of June 30, 2008.  The modified Exhibit 31.1 may be found elsewhere in this Amendment.  We have also revised the Form upon which this Report is being filed from Form 10-QSB to Form 10-Q.

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

[
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

ITEM 4 T. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the reporting period covered by this report, June 30, 2008, our Chief Executive Officer who also serves as our Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-15(e).

Based upon that evaluation our management concluded that our disclosure controls and procedures were not effective.  In our original filing of this quarterly report we did not include our management’s assessment of disclosure controls and procedures as of June 30, 2008.  Our management has recognized this weakness in our disclosure control and procedures and has instituted a procedure whereby the personnel involved in the preparation of our reports to the Securities and Exchange Commission will review them to determine whether a report on disclosure controls and procedures is included.

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