Form 10-K
period 2008-12-31
UHF INCORPORATED
filed 2009-02-25
CIK 1171008

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)	Annual report under section 13 or 15(d) of the Securities Act of 1934.
For the fiscal year ended December 31, 2008

( )	Transition report under section 13 or 15(d) of the Securities Act of 1934.
For the Transition period from _______ to ________.

Commission file number:  000-51791

UHF Incorporated
(Exact name of registrant as specified in its charter)

Michigan	38-1740889
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

60 Port Perry Road
North Versailles, PA  15137
(Address of principal executive offices)

(412) 394-4039
(Issuer’s phone number including area code)

Securities to be registered pursuant to Section 12(b) of the Exchange Act:
________________

Securities registered or to be registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[   ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15 (d) of the Act.

[X] Yes   [   ] No

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X  No___

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K (sec. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (Check One)

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                     X_                   No     ___

The issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, which consists solely of common stock, was $474,037, based on 9,480,754 shares of the issuer’s total issued and outstanding common stock and a closing price of $0.05 per share, on February 20, 2009, as quoted on the OTC Bulletin Board.

Transitional Small Business Disclosure Format:  Yes ____        No  X

ITEM 1.  DESCRIPTION OF BUSINESS.

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

In 1991, the Company became a holding company by transferring its assets to a newly-formed, wholly-owned corporation and by purchasing the outstanding stock of two closely held corporations.  These three subsidiaries sold their businesses in 1994, and the Company paid its debts.  Since 1994, the Company has been inactive and has had no assets or employees.  The Company has no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts and is not aware of any existing or potential environmental liabilities.

UHF Incorporated, a shell company, intends to pursue business opportunities such as mergers, acquisitions or other transactions which would cause the company to have business operations.  However, no assurance can be made that the Company will have the opportunity to participate in any business transactions.

Throughout this Annual Report on Form 10-K, unless otherwise designated, the terms “our,” “UHF,” and “the Company” refer to UHF Incorporated, a Michigan corporation. Certain statements in the script contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in the script relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to materially differ from those expressed or implied in the forward-looking statements in our Annual Report on Form 10-K for the year ended December 31, 2008, and in other reports filed with the Securities and Exchange Commission. We assume no duty to update our forward-looking statements.

ITEM 2.  PROPERTIES.

The Company does not own or leases any properties.  The Company’s principal executive office space is maintained in a facility owned by its majority stockholder.  The majority stockholder permits the Company to use this space at no charge.

ITEM 3.  LEGAL PROCEEDINGS.

To the best of our knowledge, the Company is not a party to any pending legal proceeding, and is not aware of any unasserted claims that could result in legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On January 24, 2007, our Common Stock was cleared to be quoted on the OTC Bulletin Board.  The trading symbol is “UHFI.”  Set forth below is the high and low closing prices for our Common Stock during our last fiscal year ended December 31, 2008.

	High	Low
First Quarter	$0.15	$0.11
Second Quarter	0.11	0.11
Third Quarter	0.11	0.11
Fourth Quarter	$0.11	$0.08

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.  The information is derived from online stock quotation services.  There were 229 holders of record of the Common Stock as of February 20, 2009.  No cash dividends were declared on the Common Stock during the last three fiscal years.  The Company has no compensation plans or Individual compensation arrangements.

During the period ended December 31, 2008, the Company’s stock opened at $0.15 per share and closed at $0.08 per share.  The last activity was on February 17, 2009 and the closing price was $0.05 per share.  The common stock’s price per share has remained the same through February 20, 2009.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During the fiscal year ended December 31, 2008, we continued to be a non-operating entity.  Our majority shareholder provided us with funds to pay our ongoing expenses such as our auditor fees.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The UHF Incorporated financial statements, including balance sheets as of December 31, 2008 and 2007 and the related statements of operations and retained deficit and cash flows for the years ended December 31, 2008, 2007, and 2006, are included within Part IV, Item 15, of this filing.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIALDISCLOSURE.

There have not been any changes in or disagreements with our independent auditors.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the reporting period covered by this report, December 31, 2008, our Chief Executive Officer who also serves as our Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-15(e).

Based upon that evaluation, our management concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13-15(f) of the Securities Exchange Act.  Our management determined that our internal control over financial reporting was effective as of December 31, 2008.

Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the directors and executive officers of the Company is set forth below.  The Company has no employees.

Ronald C. Schmeiser, age 79, has been a director, President and Chief Executive Officer of the Company since 1998.  He is a Certified Public Accountant and a former Director of Finance of the City of Pittsburgh, Pennsylvania.  Mr. Schmeiser has been the Deputy Controller and School Auditor of the Pittsburgh School District since January 1, 2000 and prior thereto served as President of Kromer Associates, a financial consulting firm.

The By-Laws of the Company provide for a Board of seven directors; however there have been only three directors since that provision was adopted in 1998.  The By-Laws also provide that the directors shall hold office for a period of three years, with one-third of the Board of Directors being elected at each annual meeting.  No shareholder meetings have been held since 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

No compensation was awarded to, earned by or paid to any officers or directors of the Company during the last three fiscal years.  The Company has no remuneration or benefit plans or arrangements.

-  -

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The only security the Company has outstanding is common stock, par value $.001 per share (“Common Stock”).  The following table sets forth information concerning persons or entities of record that own more than five percent of the outstanding Common Stock.  Except for Dachris, Ltd., the Company has no information concerning the beneficial ownership of the shares beyond what is shown on the official list of the owners of record.

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
	Chief Executive Officer

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In conjunction with the Company’s reporting procedures for the year ended December 31, 2008, our Director and auditor discussed and reviewed certain relationships between the Company and its auditors, related party transactions, and auditor independence, noting no items jeopardizing the independence of the Company or the auditors, or requiring disclosure within this filing.

The Company received formal written statements from the auditors confirming their independence, pursuant to Ethics and Independence Rule 3526, which included documentation of the independence discussions between our Director and the auditors.

The Director pre-approved all services, and related fees, provided by our auditors.

-  -

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Louis Plung & Co, LLP, our Independent Registered Public Accounting Firm, for professional services rendered for the audit of our annual financial statements included in our Form 10-K, the reviews of the financial statements included in our Form 10-Qs, and fees for issuance of consents related to Securities and Exchange Commission filings, for the years ended December 31, 2008 and 2007 were $6,000 and $3,000, respectively.

Audit Related Fees
None.

Tax Fees
None.

All Other Fees
None.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

EXHIBIT
	NUMBER	DESCRIPTION

	(a) 1.	Financial Statements:

All Consolidated Financial Statements of the Company as set forth under Item 8 of this Annual Report on Form 10-K.
	2.	Financial Statement Schedule:

None.

	3.	Financial Statement Exhibits:

None.

	(2)	Restated Articles of Incorporation and By-Laws, as amended to date, filed as Exhibit 2 to the Company’s registration statement on Form 10-SB, and incorporated by reference.

	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UHF INCORPORATED
(Registrant)

Date: February 20, 2009	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President, Chief Executive
Officer, Chief Financial Officer, and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UHF INCORPORATED
(Registrant)

Date: February 20, 2009	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President, Chief Executive
Officer and Chief Financial Officer

UHF INCORPORATED

FINANCIAL STATEMENTS AND
INDEPENDENT AUDITORS’ REPORT
December 31, 2008, 2007, and 2006

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
and Stockholders of
UHF Incorporated

We have audited the accompanying balance sheets of UHF Incorporated as of December 31, 2008 and 2007 and the related statements of operations and retained deficit and cash flows for the years ended December 31, 2008, 2007, and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UHF Incorporated as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008, 2007, and 2006, in conformity with accounting principles generally accepted in the United States of America.

LOUIS PLUNG & COMPANY, LLP

Pittsburgh, Pennsylvania
February 20, 2009

UHF INCORPORATED

BALANCE SHEETS
December 31, 2008 and 2007

ASSETS

	2008	2007

CASH	$-	$-

ORGANIZATION COST	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

ACCRUED EXPENSES	$19,000	$13,000

Total liabilities	19,000	13,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 50,000,000 authorized
shares, 9,480,754 issued and outstanding	9,481	9,481

PAID IN CAPITAL	(9,481)	(9,481)

RETAINED DEFICIT	(19,000)	(13,000)

Total stockholders' deficit	(19,000)	(13,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS AND RETAINED DEFICIT
Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006

REVENUE	$-	$-	$-

OPERATING EXPENSES	6,000	3,000	3,000

NET INCOME	(6,000)	(3,000)	(3,000)

Retained Deficit - Beginning of Year	(13,000)	(10,000)	(7,000)

RETAINED DEFICIT - END OF YEAR	$(19,000)	$(13,000)	$(10,000)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITY - NONE	$-	$-	$-

CASH FLOW FROM INVESTING ACTIVITIES - NONE	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES - NONE	-	-	-

Net change in cash	-	-	-

Cash - Beginning of Year	-	-	-

CASH - END OF YEAR	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - UHF Incorporated (the “Company”) is a corporation organized under the laws of the state of Michigan.  The Company has been inactive and has not conducted any business in the ordinary course since July 1, 1994.  The Company intends to seek business opportunities such as a merger, acquisition or other business transaction that will cause the Company to have business operations in the current fiscal year.  The Company anticipates that any cash requirements it may have over the next twelve months will be funded by its majority stockholder.  These fees are believed to be immaterial.  The Company accrued audit fees for the years ended December 31, 2008, 2007, and 2006, which will be funded by the majority shareholder.

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

New Accounting Pronouncements - During 2008 and 2007, various new accounting pronouncements were issued by the Financial Accounting Standards Board (FASB).  Management has determined, based on their review, that none of the new accounting pronouncements issued during 2008 and 2007 are applicable to the Company.  As new pronouncements are released, Management will assess if they are applicable and if they are applicable, their affect will be included in the notes to the financial statements.

2.        COMMITMENT AND CONTINGENCIES

Management has no knowledge and is not aware of any commitments or contingencies under which the Company is liable.  Management has also represented that they are not aware of any pending or threatened litigation, claims, or assessments against the Company.

Page Intentionally Left Blank