Form 10-Q
period 2009-09-30
UHF Inc
filed 2009-11-06
CIK 1171008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  Quarterly report under section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended September 30, 2009

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

Yes  X ;  No  __

The number of shares of the issuer’s common stock outstanding, as of November 6, 2009 was 9,480,754.

Transitional Small Business Disclosure Format:   Yes  ___    No  _X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

(Check One)

Large Accelerated Filer ____	Accelerated Filer ____

Non-accelerated Filer ____	Smaller reporting company X
(Do not check if a smaller reporting company)

PART I - FINANCIAL INFORMATION

ITEM I

UHF INCORPORATED

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2009	2008
	(Unaudited)

CASH	$-	$-

ORGANIZATION COST	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

ACCRUED EXPENSES	$23,500	$19,000

Total liabilities	23,500	19,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 50,000,000 authorized
shares, 9,480,754 issued and outstanding	9,481	9,481

PAID IN CAPITAL	(9,481)	(9,481)

RETAINED DEFICIT	(23,500)	(19,000)

Total stockholders' deficit	(23,500)	(19,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS AND RETAINED DEFICIT
(UNAUDITED)

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES	1,500	1,500	4,500	4,500

NET LOSS	(1,500)	(1,500)	(4,500)	(4,500)

Retained Deficit - Beginning of Period	(22,000)	(16,000)	(19,000)	(13,000)

RETAINED DEFICIT - END OF PERIOD	$(23,500)	$(17,500)	$(23,500)	$(17,500)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine Month Period Ended September 30,
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

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.         UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2009 and the results of its operations for the three and nine month periods ended September 30, 2009 and 2008 and its cash flows for the nine month period ended September 30, 2009 and 2008.

The quarterly financial statements are presented in accordance with the requirements of the Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended December 31, 2008 and December 31, 2007.  The results of operations for the nine month period ended September 30, 2009 and 2008 are not necessarily indicative of operating results for the full year.

ITEM 4 T. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the reporting period covered by this report, September 30, 2009, our Chief Executive Officer, who also serves as our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-15(e).

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

Restated Articles of Incorporation, as amended to date, filed as Exhibit 2 to the Company’s Registration Statement on Form 10-SB, and incorporated herein by reference.

Exhibit 3(ii) - By-Laws

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

UHF INCORPORATED
(Registrant)

Date: November 6, 2009	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President, Chief Executive
Officer and Chief Financial Officer