Form 10-K
period 2009-12-31
UHF Inc
filed 2010-01-28
CIK 1171008

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)	Annual report under section 13 or 15(d) of the Securities Act of 1934.
For the fiscal year ended December 31, 2009

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

[X] Yes   [   ] No

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K (sec. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (Check One)

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    X   No  ___

The issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, which consists solely of common stock, was $474,037, based on 9,480,754 shares of the issuer’s total issued and outstanding common stock and a closing price of $0.05 per share, on January 28, 2010, as quoted on the OTC Bulletin Board.

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

Throughout this Annual Report on Form 10-K, unless otherwise designated, the terms “our,” “UHF,” and “the Company” refer to UHF Incorporated, a Michigan corporation.  Certain statements in the script contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Certain statements in the script relate to future events and expectations and, as such, constitute forward-looking statements.  Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions.  Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to materially differ from those expressed or implied in the forward-looking statements in our Annual Report on Form 10-K for the year ended December 31, 2009, and in other reports filed with the Securities and Exchange Commission.  We assume no duty to update our forward-looking statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On January 24, 2007, our Common Stock was cleared to be quoted on the OTC Bulletin Board.  The trading symbol is “UHFI.”  Set forth below is the high and low closing prices for our Common Stock during our last fiscal year ended December 31, 2009.

	High	Low
First Quarter	$0.08	$0.05
Second Quarter	0.05	0.05
Third Quarter	0.05	0.05
Fourth Quarter	$0.05	$0.05

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.  The information is derived from online stock quotation services.  There were 229 holders of record of the Common Stock as of January 28, 2009.  No cash dividends were declared on the Common Stock during the last three fiscal years.  The Company has no compensation plans or Individual compensation arrangements.

During the period ended December 31, 2009, the Company’s stock opened at $0.08 per share and closed at $0.05 per share.  The last activity was on February 17, 2009 and the closing price was $0.05 per share.  The common stock’s price per share has remained the same through January 28, 2010.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During the fiscal year ended December 31, 2009, we continued to be a non-operating entity.  Our majority shareholder provided us with funds to pay our ongoing expenses such as our auditor fees.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The UHF Incorporated financial statements, including balance sheets as of December 31, 2009 and 2008 and the related statements of operations and retained deficit and cash flows for the years ended December 31, 2009, 2008, and 2007, are included within Part IV, Item 15, of this filing.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

There have not been any changes in or disagreements with our independent auditors.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the reporting period covered by this report, December 31, 2009, our Chief Executive Officer who also serves as our Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-15(f).

Based upon that evaluation, our management concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13-15(f) of the Securities Exchange Act.  Our management determined that our internal control over financial reporting was effective as of December 31, 2009.

Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Ronald C. Schmeiser, age 80, has been a director, President and Chief Executive Officer of the Company since 1998.  He is a Certified Public Accountant and a former Director of Finance of the City of Pittsburgh, Pennsylvania.  Mr. Schmeiser has been the Deputy Controller and School Auditor of the Pittsburgh School District since January 1, 2000 and prior thereto served as President of Kromer Associates, a financial consulting firm.

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
	Chief Executive Officer

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In conjunction with the Company’s reporting procedures for the year ended December 31, 2009, our Director and auditor discussed and reviewed certain relationships between the Company and its auditors, related party transactions, and auditor independence, noting no items jeopardizing the independence of the Company or the auditors, or requiring disclosure within this filing.

The Company received formal written statements from the auditors confirming their independence, pursuant to Ethics and Independence Rule 3526, which included documentation of the independence discussions between our Director and the auditors.

The Director pre-approved all services, and related fees, provided by our auditors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Louis Plung & Co, LLP, our Independent Registered Public Accounting Firm, for professional services rendered for the audit of our annual financial statements included in our Form 10-K, the reviews of the financial statements included in our Form 10-Qs, and fees for issuance of consents related to Securities and Exchange Commission filings, for the years ended December 31, 2009 and 2008 were $6,000 and $6,000, respectively.

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

UHF INCORPORATED
(Registrant)

Date: January 28, 2010	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President, Chief Executive
Officer, Chief Financial Officer, and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UHF INCORPORATED
(Registrant)

Date: January 28, 2010	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President, Chief Executive
Officer and Chief Financial Officer

UHF INCORPORATED

FINANCIAL STATEMENTS AND
INDEPENDENT AUDITORS’ REPORT
December 31, 2009, 2008, and 2007

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
and Stockholders of
UHF Incorporated

We have audited the accompanying balance sheets of UHF Incorporated as of December 31, 2009 and 2008 and the related statements of operations and retained deficit and cash flows for the years ended December 31, 2009, 2008, and 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UHF Incorporated as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009, 2008, and 2007, in conformity with accounting principles generally accepted in the United States of America.

LOUIS PLUNG & COMPANY, LLP

Pittsburgh, Pennsylvania
January 28, 2010

UHF INCORPORATED

BALANCE SHEETS
December 31, 2009 and 2008

ASSETS

	2009	2008

CASH	$-	$-

ORGANIZATION COST	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

ACCRUED EXPENSES	$25,000	$19,000

Total liabilities	25,000	19,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 50,000,000 authorized
shares, 9,480,754 issued and outstanding	9,481	9,481

PAID IN CAPITAL	(9,481)	(9,481)

RETAINED DEFICIT	(25,000)	(19,000)

Total stockholders' deficit	(25,000)	(19,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS AND RETAINED DEFICIT
Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007

REVENUE	$-	$-	$-

OPERATING EXPENSES	6,000	6,000	3,000

NET INCOME	(6,000)	(6,000)	(3,000)

Retained Deficit - Beginning of Year	(19,000)	(13,000)	(10,000)

RETAINED DEFICIT - END OF YEAR	$(25,000)	$(19,000)	$(13,000)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITY - NONE	$-	$-	$-

CASH FLOW FROM INVESTING ACTIVITIES - NONE	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES - NONE	-	-	-

Net change in cash	-	-	-

Cash - Beginning of Year	-	-	-

CASH - END OF YEAR	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - UHF Incorporated (the “Company”) is a corporation organized under the laws of the state of Michigan.  The Company has been inactive and has not conducted any business in the ordinary course since July 1, 1994.  The Company intends to seek business opportunities such as a merger, acquisition or other business transaction that will cause the Company to have business operations in the current fiscal year.  The Company anticipates that any cash requirements it may have over the next twelve months will be funded by its majority stockholder.  These fees are believed to be immaterial.  The Company accrued audit fees for the years ended December 31, 2009, 2008, and 2007, which will be funded by the majority shareholder.

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

New Accounting Pronouncements - In June 2009, FASB issued Statement of Financial Accounting Standards (SFAS) No. 166, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This statement removes the concept of a qualifying special – purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special purpose entities.  Furthermore, this Statement clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This statement must be applied to transfers occurring on or after the effective date.  The Company is currently assessing the impact, if any, that the issuance of this Statement will have on its financial statements.

In June 2009, FASB issued Statement of Financial Accounting Standards (SFAS) No. 167, an amendment of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.  This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

a)	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance

b)
The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company is currently assessing the impact, if any, that the issuance of this Statement will have on its financial statements.

In October 2009, FASB issued Accounting Standards Update No. 2009-13 that provides amendments to the criteria in FASB Accounting Standards Codification (ASC) Subtopic 605-25, Revenue Recognition – Multiple Element Arrangements for separating consideration in multiple-deliverable arrangements.  As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP.  The amendments in this Update establish a selling price hierarchy for determining the selling price of a deliverable, utilizing vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  Furthermore, the Update will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.  Lastly, the amendments in this Update will eliminate the residual method of allocation, requiring that the arrangement consideration be allocated at the inception of the arrangement to all deliverables and also require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  This Update is effective for fiscal years beginning on or after June 15, 2010.  Earlier application is permitted.  The Company is currently assessing the impact, if any, that the issuance of this Update will have on its financial statements.

In October 2009, FASB issued Accounting Standards Update No. 2009-14 that provides amendments to the criteria in FASB Accounting Standards Codification (ASC) Subtopic 985-605, Software – Revenue Recognition.  The amendments in this Update change the accounting model for revenue arrangements that include both tangible products and software elements.  Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605.  In addition, the amendments in this Update require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance.  In that regard, the amendments in this Update provide additional guidance on

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

how to determine which software, if any, relating to the tangible product also would be excluded from the scope of software revenue guidance.  This Update is effective for fiscal years beginning on or after June 15, 2010.  Earlier application is permitted.  This Update will not have a material impact on the financial statements of the Company.

In October 2009, FASB issued Accounting Standards Update No. 2009-15 that provides amendments to the criteria in FASB Accounting Standards Codification (ASC) Subtopic 470-20, Debt – Debt with Conversion and Other Options.  The amendments as outlined within this Update provide accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features and other options.  This Update is effective for fiscal years beginning on or after December 15, 2009 and interim periods with those fiscal years for outstanding arrangements and is effective for interim or annual periods beginning on or after June 15, 2009 for arrangements entered into in those periods.  Early application is prohibited.  This Update will not have a material impact on the financial statements of the Company.

In December 2009, FASB issued Accounting Standards Update No. 2009-16 that amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.  The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  This Update must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This statement must be applied to transfers occurring on or after the effective date.  The Company is currently assessing the impact, if any, that the issuance of this Update will have on its financial statements.

In December 2009, FASB issued Accounting Standards Update No. 2009-17 that amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).  The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This Update shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company is currently assessing the impact, if any, that the issuance of this Update will have on its financial statements.

In January 2010, FASB issued Accounting Standards Update No. 2010-01 that clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share).  This Update is effective for fiscal years beginning after December 15, 2009.  Early application is prohibited.  This Update will not have a material impact on the financial statements of the Company.

In January 2010, FASB issued Accounting Standards Update No. 2010-02 that provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify the scope of the decrease in ownership provisions of the Subtopic and related guidance.  The amendments in this Update also clarify that the decrease in ownership guidance does not apply to certain transactions even if they involve businesses.  This Update is effective for fiscal years beginning on or after December 15, 2009.  This update is only applicable to companies that have previously adopted ACS 810 (formerly known as FAS 160).  This Update will not have a material impact on the financial statements of the Company.

2.         COMMITMENT AND CONTINGENCIES

Management has no knowledge and is not aware of any commitments or contingencies under which the Company is liable.  Management has also represented that they are not aware of any pending or threatened litigation, claims, or assessments against the Company.

3.         SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through January 28, 2010, which is the date the financial statements were available to be issued.  During our evaluation no subsequent event items were identified.

Page Intentionally Left Blank