Form 10-Q
period 2010-03-31
UHF Inc
filed 2010-05-12
CIK 1171008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended March 31, 2010

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

Yes   ☒ ;    No ☐

The number of shares of the issuer’s common stock outstanding, as of May 3, 2010 was 9,480,754.

Transitional Small Business Disclosure Format:        Yes      ☐       No     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

(Check One)

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

PART I - FINANCIAL INFORMATION

ITEM I

UHF INCORPORATED

BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS

CASH	$-	$-

ORGANIZATION COST	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

ACCRUED EXPENSES	$26,500	$25,000

Total liabilities	26,500	25,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 50,000,000 authorized shares, 9,480,754 issued and outstanding	9,481	9,481

PAID IN CAPITAL	(9,481)	(9,481)

RETAINED DEFICIT	(26,500)	(25,000)

Total stockholders' deficit	(26,500)	(25,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS AND RETAINED DEFICIT

	Three Month Period Ended March 31,
	2010	2009

REVENUE	$-	$-

OPERATING EXPENSES	1,500	1,500

NET LOSS	(1,500)	(1,500)

Retained Deficit - Beginning of Year	(25,000)	(19,000)

Retained Deficit - End of Period	$(26,500)	$(20,500)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF CASH FLOWS

Three Month Period Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITY - NONE	$-	$-

CASH FLOW FROM INVESTING ACTIVITIES - NONE	-	-

CASH FLOWS FROM FINANCING ACTIVITIES - NONE	-	-

Net change in cash	-	-

Cash - Beginning of Year	-	-

CASH - END OF PERIOD	$-	$-

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2010 and the results of its operations and its cash flows for the three month periods ended March 31, 2010 and 2009.

The quarterly financial statements are presented in accordance with the requirements of the Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended December 31, 2009 and December 31, 2008.  The results of operations for the three month period ended March 31, 2010 and 2009 are not necessarily indicative of operating results for the full year.

2.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through May 7, 2010, which is the date the financial statements were available to be issued.  During our evaluation, no subsequent event items were identified.

ITEM 4 T. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the reporting period covered by this report, March 31, 2010, our Chief Executive Officer who also serves as our Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-15(e).

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

UHF INCORPORATED
(Registrant)

Date: May 7, 2010	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President, Chief Executive
Officer and Chief Financial Officer