Form 10-Q
period 2010-09-30
UHF Inc
filed 2010-11-05
CIK 1171008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended September 30, 2010

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

Yes   ☒;       No ☐

The number of shares of the issuer’s common stock outstanding, as of November 5, 2010 was 9,480,754.

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

PART I - FINANCIAL INFORMATION

ITEM I

UHF INCORPORATED

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2010	2009
	(Unaudited)

CASH	$-	$-

ORGANIZATION COST	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

ACCRUED EXPENSES	$29,500	$25,000

Total liabilities	29,500	25,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 50,000,000 authorized
shares, 9,480,754 issued and outstanding	9,481	9,481

PAID IN CAPITAL	(9,481)	(9,481)

RETAINED DEFICIT	(29,500)	(25,000)

Total stockholders' deficit	(29,500)	(25,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS AND RETAINED DEFICIT
(UNAUDITED)

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES	1,500	1,500	4,500	4,500

NET LOSS	(1,500)	(1,500)	(4,500)	(4,500)

Retained Deficit - Beginning of Period	(28,000)	(22,000)	(25,000)	(19,000)

RETAINED DEFICIT - END OF PERIOD	$(29,500)	$(23,500)	$(29,500)	$(23,500)

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2010 and the results of its operations for the three and nine month periods ended September 30, 2010 and 2009 and its cash flows for the nine month periods ended September 30, 2010 and 2009.

The quarterly financial statements are presented in accordance with the requirements of the Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended December 31, 2009 and December 31, 2008.  The results of operations for the nine month period ended September 30, 2010 and 2009 are not necessarily indicative of operating results for the full year.

2.	RELATED PARTY TRANSACTIONS

The Company’s majority shareholder has paid the Company’s ongoing expenses related to the independent auditor fees.  The accrued fees represent the amount paid to date by the majority shareholder on the Company’s behalf.  No note exists between the majority shareholder and the Company related to these amounts.  All amounts are due on demand and the outstanding amount does not accrue interest.

3.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through the date which the financial statements were available to be issued.  During our evaluation, no subsequent event items were identified.

ITEM 4 T. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the reporting period covered by this report, September 30, 2010, our Chief Executive Officer, who also serves as our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-15(e).

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

UHF INCORPORATED
(Registrant)

Date: November 5, 2010	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President, Chief Executive
Officer and Chief Financial Officer