Form 10-K
period 2010-12-31
UHF Inc
filed 2011-03-29
CIK 1171008

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒         Annual report under section 13 or 15(d) of the Securities Act of 1934.
For the fiscal year ended December 31, 2010

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

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15 (d) of the Act.

☒ Yes   ☐ No

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K (sec. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (Check One)

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No  ☐

The issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, which consists solely of common stock, was $322,350, based on 9,480,754 shares of the issuer’s total issued and outstanding common stock and a closing price of $0.034 per share, on March 29, 2011, as quoted on the OTC Bulletin Board.

Transitional Small Business Disclosure Format:    Yes  ☐ No ☒

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

Throughout this Annual Report on Form 10-K, unless otherwise designated, the terms “our,” “UHF,” and “the Company” refer to UHF Incorporated, a Michigan corporation.  Certain statements in the script contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Certain statements in the script relate to future events and expectations and, as such, constitute forward-looking statements.  Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions.  Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to materially differ from those expressed or implied in the forward-looking statements in our Annual Report on Form 10-K for the year ended December 31, 2010, and in other reports filed with the Securities and Exchange Commission.  We assume no duty to update our forward-looking statements.

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

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2010.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On January 24, 2007, our Common Stock was cleared to be quoted on the OTC Bulletin Board.  The trading symbol is “UHFI.”  Set forth below is the high and low closing prices for our Common Stock during our last fiscal year ended December 31, 2010.

	High	Low
First Quarter	$0.01	$0.01
Second Quarter	0.01	0.01
Third Quarter	0.13	0.01
Fourth Quarter	$0.06	$0.03

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.  The information is derived from online stock quotation services.  There were 229 holders of record of the Common Stock as of March 29, 2011.  No cash dividends were declared on the Common Stock during the last three fiscal years.  The Company has no compensation plans or Individual compensation arrangements.

During the period ended December 31, 2010, the Company’s stock opened at $0.01 per share and closed at $0.034 per share.  The last activity was on December 28, 2010 and the closing price was $0.034 per share.  The common stock’s price per share has remained the same through March 29, 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During the fiscal year ended December 31, 2010, we continued to be a non-operating entity.  Our majority shareholder provided us with funds to pay our ongoing expenses such as our auditor fees.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The UHF Incorporated financial statements, including balance sheets as of December 31, 2010 and 2009 and the related statements of operations and retained deficit and cash flows for the years ended December 31, 2010, 2009, and 2008, are included within Part IV, Item 15, of this filing.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

There have not been any changes in or disagreements with our independent auditors.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the reporting period covered by this report, December 31, 2010, our Chief Executive Officer who also serves as our Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-15(f).

Based upon that evaluation, our management concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13-15(f) of the Securities Exchange Act.  Our management determined that our internal control over financial reporting was effective as of December 31, 2010.

Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Ronald C. Schmeiser, age 81, has been a director, President and Chief Executive Officer of the Company since 1998.  He is a Certified Public Accountant and a former Director of Finance of the City of Pittsburgh, Pennsylvania.  Mr. Schmeiser has been the Deputy Controller and School Auditor of the Pittsburgh School District since January 1, 2000 and prior thereto served as President of Kromer Associates, a financial consulting firm.

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

In conjunction with the Company’s reporting procedures for the year ended December 31, 2010, our Director and auditor discussed and reviewed certain relationships between the Company and its auditors, related party transactions, and auditor independence, noting no items jeopardizing the independence of the Company or the auditors, or requiring disclosure within this filing.

The Company received formal written statements from the auditors confirming their independence, pursuant to Ethics and Independence Rule 3526, which included documentation of the independence discussions between our Director and the auditors.

The Director pre-approved all services, and related fees, provided by our auditors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Louis Plung & Co, LLP, our Independent Registered Public Accounting Firm, for professional services rendered for the audit of our annual financial statements included in our Form 10-K, the reviews of the financial statements included in our Form 10-Qs, and fees for issuance of consents related to Securities and Exchange Commission filings, for the years ended December 31, 2010 and 2009 were $6,500 and $6,000, respectively.

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

UHF INCORPORATED
(Registrant)

Date: March 29, 2011	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President, Chief Executive
Officer, Chief Financial Officer, and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UHF INCORPORATED
(Registrant)

Date: March 29, 2011	By:	/s/ Ronald C. Schmeiser
Ronald C. Schmeiser
President, Chief Executive
Officer and Chief Financial Officer

UHF INCORPORATED

FINANCIAL STATEMENTS AND
INDEPENDENT AUDITORS’ REPORT
December 31, 2010, 2009, and 2008

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
and Stockholders of
UHF Incorporated

We have audited the accompanying balance sheets of UHF Incorporated as of December 31, 2010 and 2009 and the related statements of operations and retained deficit and cash flows for the years ended December 31, 2010, 2009, and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UHF Incorporated as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010, 2009, and 2008, in conformity with accounting principles generally accepted in the United States of America.

LOUIS PLUNG & COMPANY, LLP

Pittsburgh, Pennsylvania
March 29, 2011

UHF INCORPORATED

BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009

ASSETS

CASH	$-	$-

ORGANIZATION COST	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

ACCRUED EXPENSES	$31,500	$25,000

Total liabilities	31,500	25,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 50,000,000 authorized shares, 9,480,754 issued and outstanding	9,481	9,481

PAID IN CAPITAL	(9,481)	(9,481)

RETAINED DEFICIT	(31,500)	(25,000)

Total stockholders' deficit	(31,500)	(25,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS AND RETAINED DEFICIT
Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008

REVENUE	$-	$-	$-

OPERATING EXPENSES	6,500	6,000	6,000

NET INCOME	(6,500)	(6,000)	(6,000)

Retained Deficit - Beginning of Year	(25,000)	(19,000)	(13,000)

RETAINED DEFICIT - END OF YEAR	$(31,500)	$(25,000)	$(19,000)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITY - NONE	$-	$-	$-

CASH FLOW FROM INVESTING ACTIVITIES - NONE	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES - NONE	-	-	-

Net change in cash	-	-	-

Cash - Beginning of Year	-	-	-

CASH - END OF YEAR	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - UHF Incorporated (the “Company”) is a corporation organized under the laws of the state of Michigan.  The Company has been inactive and has not conducted any business in the ordinary course since July 1, 1994.  The Company intends to seek business opportunities such as a merger, acquisition or other business transaction that will cause the Company to have business operations in the current fiscal year.  The Company anticipates that any cash requirements it may have over the next twelve months will be funded by its majority stockholder.  These fees are believed to be immaterial.  The Company accrued audit fees for the years ended December 31, 2010, 2009, and 2008, which will be funded by the majority shareholder.

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

Recent Accounting Standards Updates - During 2010 and 2009, various new Accounting Standard Updates (ASUs) were issued by the Financial Accounting Standards Board (FASB). Management has determined based on their review that the following ASUs issued during 2010 and 2009 may be applicable to the Company.  As new ASUs are released, Management will assess if they are applicable and if they are applicable, their affect will be included in the notes to the financial statements.

In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which changes the consolidation guidance applicable to a variable interest entity (VIE”).  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE.  Previously, the guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. ASU 2009-17 was effective for all interim and annual reporting periods that begin after November 15, 2009.  Management has determined that the adoption of this guidance will not have any impact on the financial statements and notes thereto.

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 “Fair Value Measurements and Disclosures” that clarifies existing disclosures and requires new disclosures, specifically regarding the separate disclosure of transfers in and out of Levels 1 and 2, as well as, the requirement of a reconciliation for Level 3 fair value measurements purchases, sales, issuances, and settlements on a gross basis.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements.  Those disclosures are effective for the fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Management has determined that the adoption of this guidance will not have any impact on the financial statements and notes thereto.

In February 2010, the FASB issued ASU 2010- 20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which provides amendments to Topic 310 “Receivables” that requires an entity to provide disclosures that facilitate financial statement users’ evaluation of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses.  An entity should provide disclosures on a disaggregated basis.  The amendments in this update define two levels of disaggregation – portfolio segment and class of financing receivable.  A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses.  Classes of financing receivables generally are a disaggregation of a portfolio segment.  The amendments in the Update provide additional implementation guidance to determine the appropriate level of disaggregation of information.  Existing disclosures are amended to require an entity to provide additional disclosures about its financing receivables on a disaggregated basis, specifically, a rollforward schedule of the allowance for credit losses from the beginning of the reporting period to the end of the reporting period and additional disclosures regarding the credit quality of financing receivables.  For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011.  Management has determined that the adoption of this guidance will not have any impact on the financial statements and notes thereto.

2.	COMMITMENT AND CONTINGENCIES

Management has no knowledge and is not aware of any commitments or contingencies under which the Company is liable.  Management has also represented that they are not aware of any pending or threatened litigation, claims, or assessments against the Company.

3.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through March 29, 2011, which is the date the financial statements were available to be issued.  During our evaluation no subsequent event items were identified.

Page Intentionally Left Blank