Form 10-Q
period 2011-09-30
UHF Inc
filed 2011-11-14
CIK 1171008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-49729

UHF Incorporated
(Exact Name of Registrant as Specified in its Charter)

Michigan	38-1740889
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Unity Venture Capital Associates Ltd. 1270 Avenue of the Americas, New York, New York	10020
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: 212 408-0597

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

At November 1, 2011, we had outstanding 50,000,000 shares of common stock.

UHF Incorporated

(A Development Stage Enterprise)

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets	1

Statements of Operations And Retained Deficit	2

Statements of Cash Flows	3

Notes to Financial Statements	4-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Item 4. Controls and Procedures	6

PART II
OTHER INFORMATION

Item 1A. Risk Factors	7

Item 6. Exhibits	11

Signatures	12

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

UHF INCORPORATED
(A Development Stage Enterprise)

BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CASH	$30,000	$-
ORGANIZATION COST	-	-
TOTAL ASSETS	$30,000	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
ACCRUED EXPENSES	$3,000	$31,500
TOTAL LIABILITIES	3,000	31,500
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 50,000,000 authorized shares, 50,000,000 issued and outstanding at September 30, 2011 and 9,480,754 issued and outstanding at December 31, 2010	51,561	9,481
ADDITIONAL PAID IN CAPITAL	11,939	(9,481)
RETAINED DEFICIT	(36,500)	(31,500)
TOTAL STOCKHOLDERS' EQUITY	27,000	(31,500)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,000	$-

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS AND RETAINED DEFICIT

(UNAUDITED)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2011	2010	2011	2010

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES	2,000	1,500	5,000	3,000

NET LOSS	(2,000)	(1,500)	(5,000)	(3,000)

Retained Deficit - Beginning of Period	(34,500)	(26,500)	(31,500)	(25,000)

RETAINED DEFICIT - END OF PERIOD	$(36,500)	$(28,000)	$(36,500)	$(28,000)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

For the nine month period ended September 30

(UNAUDITED)

	Increase (Decrease) in Cash
	and Cash Equivalents
	2011	2010
Cash flows from operating activities:
Net income (Loss)	$(5,000)	$-
Change in operating assets and liabilities:
Increase (Decrease) in:
Accrued expenses	(28,500)	-
Net cash (used for) operating activities	(33,500)	-
Cash flow provided by (used for) investing activities:
Net cash used for investing activities	-	-
Cash flow provided by (used for) financing activities:
Increase in Common Stock	42,080	-
Increase in Additional Paid in Capital	21,420	-
	63,500	-
Net increase (decrease) in cash	30,000	-
Cash at beginning of period	-	-
Cash at end of period	$30,000	$-

The accompanying notes are an integral part of the financial statements

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2011 and the results of its operations for the three and nine month periods ended September 30, 2011 and 2010 and its cash flows for the nine month periods ended September 30, 2011 and 2010.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended December 31, 2010 and December 31, 2009.  The results of operations for the nine month period ended September 30, 2011 and 2010 are not necessarily indicative of operating results for the full year.

2.	STOCKHOLDERS’ EQUITY

On August 11, 2011, the Company issued an aggregate of 40,519,246 shares of common stock in a transaction in which it received net proceeds of $33,500 after deducting finder’s fees and expenses. Concurrently with their purchase of the 40,519,246 shares of common stock, the subscribers also purchased 6,331,922 shares of common stock from Dachris Ltd., the former controlling shareholder of the Company, for a total purchase price of $166,500.

On August 11, 2011, the Company entered into subscription agreements with seven individuals and entities pursuant to which the Company agreed to issue to such individuals and entities an aggregate of 1,561,717 shares of its common stock for net proceeds to the Company of $30,000.  The Company has already issued all 50,000,000 of its authorized shares of common stock. Consequently, the Company has initiated a plan to “reverse split” shares of its common stock.  Upon completion of the reverse-split, the Company will issue the 1,561,717 shares called for by the subscription agreements.

3.	CHANGE OF CONTROL

As a result of the transactions described above in Note 2 –“Stockholders’ Equity”--, Dachris Ltd. is no longer a shareholder, or in control, of the Company.

4.	RELATED PARTY TRANSACTIONS

The Company’s former majority shareholder had paid the Company’s ongoing expenses related to the independent auditor fees.  The accrued fees represent the amount paid to date by the former majority shareholder on the Company’s behalf.  No note existed between the majority shareholder and the Company related to these amounts.  As a result of the transaction described above in Note 2 – “Stockholders’ Equity” the amounts due the former majority shareholder related to independent auditor fees were paid in full.  As of September 30, 2011, the proceeds from the sale of shares have been used to pay for auditing and other expenses.

5.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through the date which the financial statements were available to be issued.

On October 31, 2011, the Company filed a preliminary Information Statement with the Securities and Exchange Commission advising of the intent of the Board of Directors and the holders of a majority of the outstanding shares of common stock to effect a one-for-five (1-for-5) reverse split of its common stock and to reincorporate in Delaware as a result of a merger with its newly formed wholly-owned Delaware subsidiary, UHF Incorporated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors" and elsewhere in this report and the risks discussed in our other filings with the SEC. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this Quarterly Report, references to "our company," "Company," "we" or "us" refers to UHF Incorporated, Inc., unless otherwise specifically stated or the context requires otherwise.

Introduction

We were incorporated under Michigan law on March 13, 1964. We have not generated any revenues from operations since 1994. We are a “shell company” (as that term is defined in Rule 12b-2 under the Exchange Act).

Plan of Operations

We will attempt to acquire other assets or business operations that will maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.  We will seek to establish or acquire businesses or assets via the issuance of shares or debt. We currently have no agreements, arrangements or understandings with any person with regards to the acquisition of any other assets or business operations. In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

Results of Operations

We have not generated revenues from operations since 1994. Our principal business objective for the next twelve months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

During the next twelve months we anticipate incurring costs related to filing of Exchange Act reports, and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

Financial Condition

We had cash of $30,000 at September 30, 2011, as compared to none at December 31, 2010.

Since we have had no revenues or earnings from operations since 1994, with no significant assets or financial resources, we will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity and consummate such a business combination.

We are dependent upon our principal shareholders to meet any operating expenses that we may incur. The former holder of a majority of the then outstanding shares of the Company advanced funds for auditing and other expenses of the Company, which advances were non-interest bearing and have been repaid.

Liquidity and Capital Resources

As of September 30, 2011, we had stockholders’ equity of $27,000, as compared to a stockholders’ deficit of $(31,500) as of December 31, 2010.  We received net proceeds of $33,500 from the issuance and sale of common stock during the quarter ended September 30, 2011. Consequently, we had cash of $30,000 at September 30, 2011, as compared to none at December 31, 2010.

Management plans to rely on the proceeds from a debt or equity financing and the sale of shares held by it to finance the acquisition of assets or a business. There is no assurance that we will be successful in achieving any such acquisition. We cannot assure you that financing will be available to us on commercially reasonable terms, if at all.

Off-Balance Sheet Arrangements: None.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States, and make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and other assumptions that we believe are reasonable in the circumstances. Actual results may differ from these estimates.

Our financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. Inasmuch as our only asset is cash, we in all likelihood will be able to realize upon such cash at a value comparable to the amount reflected on our balance sheet.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Management of UHF Incorporated is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that during the period covered by this report, such disclosure controls and procedures were not effective. This was due to our status as a shell company and our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

We plan to designate individuals responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

(b) Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There are inherent limitations in any system of internal control. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Further, the design of a control system must consider that resources are not unlimited and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgment in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you may lose all or part of your investment in our company.

We require financing to acquire businesses and implement our business plan.

We may require financing to acquire businesses and to implement our business plan. We cannot assure you that we will be successful in obtaining financing or acquiring businesses, or in operating those acquired businesses in a profitable manner.

We expect losses in the future because we have no revenue.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with operating our company. We are not currently engaged in any revenue generating activities and cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

We have no revenues.   We had a retained deficit of $36,500 at September 30, 2011. Our principal business objective for the next twelve months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

We do not have any agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Our future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to us, would be desirable. In the event we complete a business combination the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. We cannot assure you that we will identify a target company and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We have not conducted market research to identify business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, Omar Cunha, our President, and Lawrence Burstein, our Treasurer and Secretary, anticipate devoting very limited time to our affairs. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

 We are dependent on the services of Omar Cunha, our President, and Lawrence Burstein, our Treasurer and Secretary, to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities. The loss of the services of Messrs. Cunha and Burstein could have a substantial adverse effect on us.

The expansion of our business will be largely contingent on our ability to retain Omar Cunha, our President, and Lawrence Burstein, our Treasurer and Secretary, upon whom we will rely to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition candidates and to attract and retain highly qualified corporate and operations level management team. The loss of the services of Cunha and Burstein could have a substantial adverse effect on us.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. Compliance with Section 404 requires that we strengthen, assess and test our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Bulletin Board, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

 Since our principal shareholders beneficially own approximately 93.7% of our outstanding of common stock, you will not have the ability to determine the outcome of matters requiring shareholder approval, including the acquisition of a target business.

Our principal shareholders own approximately 93.7% of our outstanding shares of our common stock. As a result, you will not have the ability to determine the outcome of matters requiring the approval of shareholders, including: (a) election of our board of directors; (b) removal of any of our directors; (c) amendments to our Articles of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions, including the acquisition of a target business.

Trading in our shares of common stock is limited, and will not improve unless we become profitable and secure more active market makers.

There is a limited trading market for our common stock. There can be no assurance that a regular trading market for our securities will continue to develop or that it will be sustained. The trading price of our securities could be subject to wide fluctuations, in response to announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities. Such risks could have an adverse affect on the stock's future liquidity.

Our common stock is subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our common stock, our shareholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell them. We cannot assure you that you will be able to sell shares when you desire to do so.

ITEM 6 - EXHIBITS

The following exhibits are filed with this report:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.1	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of the Principal Executive Officer   pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Statement of Operations for the three and nine month periods ended September 30, 2011 and 2010, (ii) the Balance Sheets at September 30, 2011 and December 31, 2010, (iii) the Statements of Cash Flows for the nine month periods ended September 30, 2011 and 2010 and (iv) the notes to the Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UHF Incorporated, Inc.

Dated: November 14, 2011	By:	/s/ Omar Cunha
Omar Cunha President (Principal Executive Officer)