Form 10-K
period 2011-12-31
UHF Inc
filed 2012-03-19
CIK 1171008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Commission File Number: 000-51791
_______________________________

UHF INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	38-1740889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Unity Venture Capital Associates Ltd.
825 Third Avenue
New York, New York 10022
(Address of principal executive offices, including zip code)

(212) 408-0597
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2011, the number of outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 2,948,762 shares (before giving effect to a 1-for-5 reverse split effected on December 28, 2011). However, since there was no trading market for the common stock as of  that date, it is impracticable to ascertain the aggregate market value of those shares as of that date.

As of March 1, 2012, we had outstanding 11,662,104 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

INDEX
UHF INCORPORATED

i

Index

PART I

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2012. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in forward-looking statements as a result of various factors that are identified in "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. References in this Annual Report on Form 10-K to the "Company," the "Registrant," "UHF” "we," "our," and "us" refer to UHF Incorporated.

ITEM 1	BUSINESS.

General

UHF Incorporated   was incorporated in Michigan on March 13, 1964 with the name State Die & Manufacturing Company.  On March 1, 1971 its name was changed to State Manufacturing, Inc., on April 1, 1981 its name was changed to State Die and Engineering Inc., on July 19, 1984 its name was changed to Universal Robotics and Automation, Inc., on October 23, 1984 its name was changed to Universal Automation Corporation, and on March 4, 1992 its name was changed to UHF Incorporated.

In 1991, the Company became a holding company by transferring its assets to a newly-formed, wholly-owned corporation and by purchasing the outstanding stock of two closely held corporations.  These three subsidiaries sold their businesses in 1994, and the Company paid its debts.  Since 1994, the Company has been inactive and has had no assets or employees.   We are a “shell company,” as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Recent Developments

On December 28, 2011, we effected a one for five (1-for-5) reverse stock split of our shares of common stock, with special treatment for shareholders owning less than 500 shares, but at least 250 shares, to preserve round lot holders. Holders of less than 500 shares but at least 250 shares received 100 post-split shares. All information in this report has been adjusted to give effect to the reverse split. No fractional shares were issued.

On December 29, 2011, we completed a domicile merger with our newly-formed wholly owned subsidiary, the surviving company, UHF Incorporated, a Delaware corporation, pursuant to an Agreement and Plan of Merger dated December 1, 2011, as a result of which we became a Delaware corporation and the corporate existence of UHF Incorporated, a Michigan corporation (“UHF Michigan”), was terminated. Each shareholder of UHF Michigan received a number of shares of our common stock equal to the number of shares previously owned in UHF Michigan after giving effect to the reverse split.

Index

Our Proposed Business Activities

We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our stockholders. Our objectives discussed below are extremely general and are not intended to restrict our discretion. This discussion of the proposed business is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

We have no particular acquisition in mind and have not entered into any substantive negotiations regarding such an acquisition. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

We are not restricting our search for business combination candidates to any particular industry and will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We believe that there are numerous businesses seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the marketplace; (iii) ease of borrowing from financial institutions; (iv) improved stock trading efficiency; (v) shareholder liquidity; (vi) greater ease in subsequent capital raising; (vii) compensation of key employees through stock options; (viii) enhanced corporate image; and (ix) a presence in the United States capital market. We have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Target companies interested in a business combination with our company may include the following: (i) a company for whom a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses; (ii) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (iii) a company which desires to become public with less dilution of its common stock than would occur upon an underwriting; (iv) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (v) a foreign company which may wish an initial entry into the United States securities market; or (vi) a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

We anticipate seeking out a target business through solicitation. Such solicitation may include personal contacts, newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Such persons will have no relationship to our management.

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors, none of whom is a business analyst and  it is not anticipated that outside consultants or advisors will be utilized to assist us in the analysis of qualified target companies.

A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity's management and personnel, assets, the anticipated acceptability of products or marketing concepts, the merit of a proposed business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

Index

In our efforts to analyze potential acquisition targets, we will consider, among others, the following kinds of factors: (i) potential for growth, indicated by new technology, anticipated market expansion or new products; (ii) competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole; (iii) strength and diversity of management, either in place or scheduled for recruitment; (iv) capital requirements and anticipated availability of required funds, to be provided by our company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; (v) the cost of participation by our company as compared to the perceived tangible and intangible values and potentials; (vi) the extent to which the business opportunity can be advanced; and (vii) the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present management and shareholders of our company will no longer be in control of the company. In addition, our officers and directors, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on that market.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants.

Index

We are presently subject to all of the reporting requirements of the Exchange Act, including our obligation to file audited financial statements of any target business we may acquire as part of our Form 8-K to be filed with the Securities and Exchange Commission (the “SEC”) upon consummation of a merger or acquisition. If such audited financial statements are not available at closing, or within time parameters necessary to ensure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we are considered a "shell company," because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Competition

We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of our limited financial resources and limited management availability, we may be at a competitive disadvantage compared to our competitors.

Employees

We presently have no employees. Omar Cunha, our Chief Executive Officer and President, and Lawrence Burstein, our Secretary and Treasurer, are engaged in outside business activities and each of them anticipates that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Index

ITEM 1A	RISK FACTORS

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

We have no revenues.   We had a stockholders’ deficit of $(5,001) at December 31, 2011. Our principal business objective for the next twelve months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

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

Index

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

We are in a highly competitive market for a limited number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

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

While seeking a business combination, Omar Cunha, our Chief Executive Officer and President, and Lawrence Burstein, our Secretary and Treasurer, anticipate devoting very limited time to our affairs. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

We are dependent on the services of Omar Cunha, our Chief Executive Officer and President, and Lawrence Burstein, our Secretary and Treasurer, to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities. The loss of the services of Messrs. Cunha and Burstein could have a substantial adverse effect on us.

The expansion of our business will be largely contingent on our ability to retain Omar Cunha, our Chief Executive Officer and President, and Lawrence Burstein, our Secretary and Treasurer, upon whom we will rely to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition candidates and to attract and retain a highly qualified corporate and operations level management team. The loss of the services of Messrs. Cunha and Burstein could have a substantial adverse effect on us.

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

Index

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

 Since our principal shareholders beneficially own approximately 85% of our outstanding of common stock, you will not have the ability to determine the outcome of matters requiring shareholder approval, including the acquisition of a target business.

Index

Our principal shareholders own approximately 85% of our outstanding shares of our common stock. As a result, you will not have the ability to determine the outcome of matters requiring the approval of shareholders, including: (a) election of our board of directors; (b) removal of any of our directors; (c) amendments to our Articles of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions, including the acquisition of a target business.

There is no active trading market for our shares of common stock.

There is no active trading market for our common stock. There can be no assurance that a regular trading market for our securities will develop, or that if one develops, that it will be sustained. The trading price of our securities could be subject to wide fluctuations, in response to announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities. Such risks could have an adverse affect on the stock's future liquidity.

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

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience and objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Under our Certificate of Incorporation, our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders and with the ability to adversely affect stockholder voting power and perpetuate the board's control over the Company.

Index

Our Board of Directors by resolution may authorize the issuance of up to 1,000,000 shares of preferred stock in one or more series with such limitations and restrictions as it may determine, in its sole discretion, with no further authorization by security holders required for the issuance of such shares. The Board may determine the specific terms of the preferred stock, including: designations; preferences; conversions rights; cumulative, relative; participating; and optional or other rights, including: voting rights; qualifications; limitations; or restrictions of the preferred stock.

The issuance of preferred stock may adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our company or make removal of management more difficult. As a result, the Board of Directors' ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect the market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

We may, in the future, issue additional shares of common stock, which would reduce investors' percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 50 million shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

ITEM 2	PROPERTIES.

The Company does not own or lease any real property.  Our mailing address is c/o Unity Venture Capital Associates Ltd., 825 Third Avenue, New York, New York 10022.

ITEM 3	LEGAL PROCEEDINGS.

There are no pending legal proceedings to which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Index

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCQB under the symbol "UHFID.OB." However, given the limited number of record holders and the fact that we are a "shell company" (as defined in Rule 12b-2 under the Exchange Act), there does not exist an active trading market for our shares of common stock.

Record Holders

On March 1, 2012 we had approximately 231 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Sales of Unregistered Securities

Except as previously disclosed in reports filed under the Exchange Act, we did not issue or sell any unregistered securities during the fiscal year ended December 31, 2011.

Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our stockholders during the fiscal year ended December 31, 2011, except for the purchase of a controlling interest in our company by our directors and officers and their respective affiliates from Dachris Ltd. in August 2011.

ITEM 6	SELECTED FINANCIAL DATA.

This item does not apply to smaller reporting companies.

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

We were incorporated under Michigan law on March 13, 1964. We have not generated any revenues from operations since 1994. On December 29, 2011, we completed a domicile merger with our newly-formed wholly owned subsidiary and the surviving company, UHF Incorporated, a Delaware corporation, pursuant to an Agreement and Plan of Merger dated December 1, 2011, as a result of which we became a Delaware corporation and the corporate existence of UHF Incorporated, a Michigan corporation (“UHF Michigan”), was terminated. We are a “shell company” (as that term is defined in Rule 12b-2 under the Exchange Act).

Index

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

Financial Condition

We had cash of $24,500 at December 31, 2011, as compared to none at December 31, 2010.

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

Liquidity and Capital Resources

As of December 31, 2011, we had stockholders’ deficit of $(5,001), as compared to a stockholders’ deficit of $(31,500) as of December 31, 2010.  We received net proceeds of $183,500 from the issuance and sale of common stock during the year ended December 31, 2011. Consequently, we had cash of $24,500 at December 31, 2011, as compared to none at December 31, 2010.

Management plans to rely on the proceeds from a debt or equity financing and the sale of shares held by it to finance the acquisition of assets or a business. There is no assurance that we will be successful in achieving any such acquisition. We cannot assure you that financing will be available to us on commercially reasonable terms, if at all.

Off-Balance Sheet Arrangements: None.

Index

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

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item does not apply to smaller reporting companies.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements appear beginning on page F-1, immediately following the signature page of this report.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 Not applicable.

ITEM 9A	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

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

In light of the foregoing, once we complete a business combination with an operating entity,  we plan to designate individuals responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Index

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Our management, which together with our directors and their respective affiliates, assumed control of our company in August 2011 following the acquisition of a controlling interest from Dachris Ltd., assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of December 31, 2011. In particular, our controls over financial reporting were not effective in the specific areas described in the “Evaluation of Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2011 our Chief Executive Officer and Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

• Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Not having such policies and procedures in place amounts to a material weakness in the Company’s internal controls over its financial reporting processes.

• Representative with Financial Expertise — For the year ended December 31, 2011, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Prior to August 2011, one individual associated with Dachris Ltd., the prior principal shareholder of our company, served as our chief executive officer and chief financial officer. All of our financial reporting is carried out by one individual, and we do not have an audit committee.  This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

Index

• Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Segregation of Duties — Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes due to limiting staffing. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

In light of the foregoing, once we complete a business combination with an operating entity, management plans to develop the following additional procedures to help address these material weaknesses:

•
We will create and refine a structure in which critical accounting policies and estimates are identified and, together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. We also intend to develop, implement and document policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process.

•	We will hire a Chief Financial Officer who will be sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures.

We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting since as a smaller reporting company our management’s report is not subject to attestation by our registered public accounting firm pursuant to  rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION. None

Index

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Directors and Officers

Name	Age	Position
Omar Cunha	65	Chief Executive Officer, President and a Director
Lawrence Burstein	68	Secretary, Treasurer and a Director
Sidney Levy	57	Director
Vincent J. McGill	57	Director

Omar Cunha has been a director of our company since August 11, 2011 and President since October 26, 2011. Since 2004, Mr. Cunha has been a senior partner with Dealmaker Ltd., a consulting and mergers and acquisition firm focusing on telecommunications, information technology, oil and gas, mining, distribution and retail industries. From 1995 to 2009, he was Chairman of the Board of “Bob’s,” a Brazilian fast food company. In 2005, he was Deputy Chairman and CEO of VARIG Brazilian Airline.  From 1995 to 1998, he was President of AT&T Brasil and member of the Management Committee of AT&T International.  Mr. Cunha worked for 27 years in Brazil and abroad (England, Germany and Holland) for the Royal Dutch / Shell Group, and served as President of Shell Brasil, Billiton Metais and Shell Química between 1992 and 1994.

Lawrence Burstein has been Secretary and Treasurer and a director of our company since August 11, 2011. Mr. Burstein has served as President and a director and has been a stockholder of Unity Venture Capital Associates Ltd., a private investment company since March 1996. From 1986 through March 1996, Mr. Burstein was President, a director and a principal stockholder of Trinity Capital Corporation, a private investment company. Mr. Burstein is a director of CAS Medical Systems, Inc., I.D. Systems, Inc. and Atrinsic, Inc.

Sidney Levy has been a director of our company since August 11, 2011.  Mr. Levy is Chairman of the Board of VALID S.A., a Brazilian company engaged in identification and payments solutions, where he was CEO from 1994 to 2011.VALID is a public company, listed at Bovespa since 2006. Previous to that, Sidney held executive positions at De La Rue in Spain, England and Brazil. He is an Industrial Engineer by UFRJ with extension in Management at IMD in Switzerland, and is currently serving as a member of the Board of ANCAR Shopping’s, CEDAE Water, EDIOURO Publishing and M4U Mobile Payments. Sidney was the Chairman of the American Chamber of Commerce in Rio de Janeiro from 2005 to 2007.

Vincent J. McGill has been a director of our company since August 11, 2011.  Mr. McGill is an attorney admitted to practice law in the State of New York.  For the past ten years Mr. McGill has been a partner with the firm of Eaton & Van Winkle LLP.

All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified, or their earlier death, resignation or removal. All officers are appointed annually by the board of directors and, subject to any existing employment agreement, serve at the discretion of the board. Currently, directors receive no compensation.

We do not have audit, nominating or compensation committees. At this time, given our limited activities and since our common stock is quoted on the OTC Bulletin Board, the Board has no plans or need to establish an audit committee with a financial expert or a compensation committee to determine guidelines for determining the compensation of its executive officers or directors, who currently serve without compensation. For similar reasons, we have not adopted a written policy for considering recommendations from shareholders for candidates to serve as directors or with respect to communications from shareholders.

Index

Conflicts of Interest

Our officers and directors are associated with other firms involved in a range of business activities. Consequently, there are inherent conflicts of interest in their acting as officers and directors of our company. Insofar as our directors and officers are engaged in other business activities, we anticipate that they will devote only a minor amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies which may be engaged in business activities similar to those conducted by us. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on our behalf or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. We do not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to our proposed business operations and we have not adopted any other conflict of interest policy with respect to such transactions.

We intend to adopt an ethics policy.

Compensation of Directors

During the fiscal year ended December 31, 2011, we did not pay or accrue for any individual serving as a member of our Board of Directors, and our directors did not earn, any fees for serving as a member of our Board of Directors. In addition, during the fiscal year ended December 31, 2011, we did not grant any equity-based compensation, awards or stock options to any of our directors.

Corporate Governance

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Based on a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during 2011 all of our officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements except that we note that the shares attributed to Mr. Nissenbaum are held by an entity which he controls and that although such entity filed all requisite forms, Mr. Nissenbaum has not filed a Form 3.

ITEM 11	EXECUTIVE COMPENSATION.

During the fiscal year ended December 31, 2011, we did not pay or accrue any compensation for our chief executive officer or any other executive officer and we have not entered into an employment or consulting agreement with any of our executive officers. We have not granted any equity-based compensation, awards or stock options to our chief executive officer or any other executive officer. We do not have any retirement, pension, profit sharing or stock option plans or insurance or medical reimbursement plans covering our officers and directors. No value has been assigned to any of the services performed by our officers (employees) and no compensation will be awarded to, earned by, or paid to these officers. At December 31, 2011, none of the individuals that served as our chief executive officer during 2011 or any other executive officer held any outstanding stock options.

Index

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table sets forth, as of March 1, 2012, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors and executive officers and (iii) all of our officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be the beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose, or to direct the disposition, of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this report have been exercised. Except as noted below, each person has sole voting and investment power. As of March 1, 2012, we had outstanding 11,662,104 shares of common stock. The address of all of the shareholders named below is c/o UHF Incorporated, c/o Unity Venture Capital Associates Ltd., 825 Third Avenue, New York, New York 10022.

Name of Shareholder
Our Directors and Executive Officers:	Amount and Nature of Beneficial Ownership		Percent
Omar Cunha	1,986,250	(1)	17.03%
Lawrence Burstein	1,986,249	(1)	17.03%
Sidney Levy	1,986,249	(1)	17.03%
Vincent J. McGill	0		-

All Directors and Executive Officers as a group	5,958,748	(2)	51.10%
Other Owners of More than 5% of Common Stock:
Nissen Holdings & Co., Ltd.	1,986,249	(1)	17.03%
Peter van Voorst Vader	1,986,249	(1)	17.03%
_____________
* Selmo Nissenbaum is the president and sole shareholder of Nissen Holdings & Co., Ltd. and has sole voting and dispositive power with respective to the shares owned by Nissen Holdings & Co., Ltd.
(1) Includes 145,745 post split shares which the individual has granted another individual the right to purchase for a purchase price of $0.016 per share.
(2) Includes an aggregate of 437,235 post-split shares which certain of the directors and officers have granted another individual the right to purchase for a purchase price of $0.016 per share.

Change In Control

 On August 11, 2011, Dachris Ltd., the owner of 1,266,381 post-split shares of our common stock, representing approximately 66.76% of our then outstanding shares of common stock, sold all of its shares of common stock to the purchasers (or their affiliates) named below, who are now directors and officers of our company, for a total purchase price of $166,500 pursuant to a Stock Purchase Agreement dated as of August 1, 2011. The number of post-split shares purchased by each purchaser was as follows:

Index

Name of Purchaser	Number of Shares
Lawrence Burstein	253,277
Omar Cunha	253,276
Peter van Voorst Vader	253,276
Sidney Levy	253,276
Selmo Nissenbaum	253,276

Contemporaneously with their purchase of shares from Dachris, Ltd., the purchasers named above purchased from us an aggregate of 8,103,846 post split shares of common stock for a total purchase price of $133,500 ($0.01645 per share). The number of shares purchased by each purchaser is set forth below:

Name of Purchaser	Number of Shares
Lawrence Burstein	1,620,770
Omar Cunha	1,620,769
Peter van Voorst Vader	1,620,769
Sidney Levy	1,620,769
Selmo Nissenbaum	1,620,769

Immediately following the purchases, Lawrence Burstein owned 1,874,047 post-split shares of our common stock and each of the other purchasers owned 1,874,045 post-split shares of our common stock, representing in each case approximately 18.73% of the outstanding post-split shares of our common stock, and became our largest stockholders. There are no agreements or understanding amongst the purchasers with respect to the election of directors or other matters upon which stockholders are entitled to vote.

Subsequently, each of the purchasers (or their affiliates) purchased an additional 93,703 post-split shares of our common stock for a total purchase price of $3,000 (or $0.032 per share) and entered into an Option Agreement with another individual pursuant to which that individual has the right to purchase up to 145,758 post split shares of common stock from such purchaser for a total purchase price of $4,666.59 (or $0.032 per share).

In February 2012, each of the purchasers (or their affiliates) purchased an additional 18,500 post-split shares for a purchase price of $7,000 ($0.378 per share).

Index

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2011.

(c)
Number of securities
	(a)		remaining available
	Number of	(b)	for future issuance
	securities to be	Weighted-average	under equity
	issued upon	exercise price of	Compensation
	exercise of	outstanding options	plans (excluding
	outstanding	under equity	securities reflected in
Plan Category	options	compensation plans	column (a))

Equity compensation
plan approved by
security holders	None	--	None

Equity compensation
plans not approved by
security holders	None	--	None

Total	None	--	None

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On August 11, 2011, our directors and officer named below (or their affiliates), together with certain other investors, purchased from us an aggregate of 8,103,846 post split shares of common stock for a total purchase price of $133,500 ($0.01645 per share). The number of shares purchased by each purchaser is set forth below:

Name of Purchaser	Number of Shares
Lawrence Burstein	1,620,770
Omar Cunha	1,620,769
Peter van Voorst Vader	1,620,769
Sidney Levy	1,620,769
Selmo Nissenbaum	1,620,769

Subsequently, each of the purchasers (or their affiliates) purchased an additional 93,703 post-split shares of our common stock for a total purchase price of $3,000 (or $0.032 per share) and entered into an Option Agreement with another individual pursuant to which that individual has the right to purchase up to 145,758 post split shares of common stock from such purchaser for a total purchase price of $4,666.59 (or $0.032 per share).

In February 2012, each of the purchasers (or their affiliates) purchased an additional 18,500 post-split shares for a purchase price of $7,000 ($0.378 per share).

Director Independence

Messrs. Levy and McGill are "independent" within the meaning of Rule 10A-3 under the Exchange Act.

Index

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

  The following is a summary of the fees billed to us for professional services rendered by Louis Plung & Co, LLP, our registered independent public accountants for the fiscal years ended December 31, 2011 and  December 31, 2010, respectively:

	Fiscal year ended December 31,
	2011	2010

Audit Fees	$7,000	$6,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees".

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees. Consists of fees for product and services other than the services reported above.

Board of Directors' Pre-Approval Policies

Our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Our Board of Directors has reviewed our audited financial statements contained in our Annual Report on Form 10-K for the 2011 fiscal year. The Board of Directors also has been advised of the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received the written disclosures and the letter from   Louis Plung & Co, LLP, required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has considered the independence of Louis Plung & Co, LLP, from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2011 fiscal year for filing with the SEC.

Index

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements Year Ended December 31, 2011 and 2010

2.	Financial Statement Schedules.
All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger dated as of December 1, 2011
2.2	Certificate of Merger filed with the Office of the Secretary of State of Delaware
3.1	Certificate of Incorporation
3.2	By-laws
10.1	Subscription Agreement dated as of August 1, 2011 by and among the Company and Lawrence Burstein, Omar Cunha, Peter van Voorst Vader, Sidney Levy and Selmo Nissenbaum. (1)
10.2	Stock Purchase Agreement dated as of August 1, 2011 by and among DachrisLtd. and Lawrence Burstein, Omar Cunha, Peter van Voorst Vader, Sidney Levy and Selmo Nissenbaum.(1)
10.3
Subscription Agreement dated as of August 3, 2011 by and among the Company and Lawrence Burstein, Omar Cunha, Peter van Voorst Vader, Sidney Levy, Nissen Holdings & Co. Ltd. Shellie Schoppe and Wayne Brannan

10.4
Option Agreement dated as of August 3, 2011 by and among Lawrence Burstein, Frontera Holdings Limited Partnership, Peter van Voorst Vader, Wit Services Global Inc., Nissen Holdings & Co. Ltd. and Wayne Brannan.

10.5	Subscription Agreement dated as of February 15, 2012 by and among the Company, Lawrence Burstein, Omar Cunha, Peter van Voorst Vader, Sidney Levy and Nissen Holdings & Co.
31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.
31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.
32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at December 31, 2011 and December 31, 2010, (ii) the Statements of Operations for the years ended December 31, 2011 and 2010, (iii) the Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010, (iv) Statements of Cash Flows for the years ended December 31, 2011 and 2010 and (v) the notes to the Financial Statements.

___________
(1)	Incorporated by reference herein from the Registrant’s Form 8-K filed August 18, 2011.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UHF Incorporated

Date: March 19, 2012	By:	/s/ Omar Cunha
Omar Cunha Chief Executive Officer and President (principal executive officer)

Date: March 19, 2012	By:	/s/ Lawrence Burstein
Lawrence Burstein Treasurer (principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2012.

Signature	Title

/s/ Omar Cunha	Chief Executive Officer, President and a Director (principal executive officer)
Omar Cunha

/s/Lawrence Burstein	Secretary, Treasurer, and a Director (principal financial and accounting officer)
Lawrence Burstein

/s/ Sidney Levy	Director
Sidney Levy

/s/ Vincent J. McGill	Director
Vincent J. McGill

Index

UHF INCORPORATED

FINANCIAL STATEMENTS AND
INDEPENDENT AUDITORS’ REPORT
December 31, 2011 and 2010

Index

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
and Stockholders of
UHF Incorporated

We have audited the accompanying balance sheets of UHF Incorporated (a Delaware corporation) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2011and 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UHF Incorporated as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

LOUIS PLUNG & COMPANY, LLP

/s/ Louis Plung & Company, LLP

Pittsburgh, Pennsylvania
March 13, 2012

Index

UHF INCORPORATED

BALANCE SHEETS
December 31, 2011 and 2010

	2011	2010

ASSETS

CASH	$24,500	$-

ORGANIZATION COST	-	-

TOTAL ASSETS	$24,500	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

ACCRUED EXPENSES	$29,501	$31,500

Total liabilities	29,501	31,500

STOCKHOLDERS' DEFICIT
C Preferred Stock, $.001 par value; 1,000,000 authorized shares; none issued and outstanding at December 31, 2011.	--	--
Common Stock, $.001 par value; 50,000,000 authorized shares,10,007,886 issued and outstanding at December 31, 2011 and 9,480,754 issued and outstanding at December 31, 2010	51,561	9,481
ADDITIONAL PAID IN CAPITAL	11,939	(9,481)

RETAINED DEFICIT	(68,501)	(31,500)

Total stockholders' deficit	(5,001)	(31,500)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$24,500	$-

The accompanying notes are an integral part of these financial statements.

Index

UHF INCORPORATED

STATEMENTS OF OPERATIONS
Years Ended December 31, 2011 and 2010

	2011	2010

REVENUE	$-	$-
OPERATING EXPENSES	37,001	6,500
NET LOSS	$(37,001)	$(6,500)

The accompanying notes are an integral part of these financial statements.

Index

UHF INCORPORATED

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2011 and 2010

	Common Stock	Common Stock	Additional	Retained
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at December 31, 2009	9,480,754	$9,481	$(9,481)	$25,000)	$(25,000)

Shares Issued	-	-	-	-	-

Net loss	-	-	-	(6,500)	(6,500)

Balance at December 31, 2010	9,480,754	9,481	(9,481)	(31,500)	(31,500)

Effect of 1-for-5 reverse split	(7,584,604)	-	-	-	-

Shares Issued	8,111,736	42,080	21,420	-	63,500

Net loss	-	-	-	(37,001)	(37,001)

Balance at December 31, 2011	10,007,886	$51,561	$11,939	$(68,501)	$(5,001)

The accompanying notes are an integral part of these financial statements.

Index

UHF INCORPORATED

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010

	2011	2010
Cash flows from operating activities:
Net Loss	$(37,001)	$-	-
Change in operating assets and liabilities:
Increase (Decrease) in:
Accrued expenses	(1,999)	-	-
Net cash (used in) operating activities	(39,000)	-	-
Cash flow provided by (used for) investing activities:
Net cash used in investing activities	-	-	-
Cash flow provided by financing activities:
Proceeds from sale of Common Stock	63,500	-	-
Net cash provided by financing activities	63,500	-	-

Net increase in cash	24,500	-	-
Cash at beginning of year	-	-	-
Cash at end of year	$24,500	$-	-

The accompanying notes are an integral part of the financial statements

Index

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business. - UHF Incorporated (the “Company”) is a corporation organized under the laws of the state of Delaware, and is the successor to UHF Incorporated, a Michigan corporation (“UHF Michigan”), as a result of domicile merger effected on December 29, 2011, in which UHF Michigan merged with and into the Company, its newly formed wholly-owned subsidiary, the surviving entity, pursuant to an Agreement and Plan of Merger dated December 1, 2011. As a result of the merger, UHF Michigan ceased to exist. Each shareholder of UHF Michigan received a number of shares of UHF Michigan equal to the number of shares owned of UHF Michigan after giving effect to the reverse split, discussed below. References to the Company herein prior to December 29, 2011 are to its predecessor, UHF Michigan. The merger was approved by the Company’s Board of Directors and the holders of a majority of its outstanding shares on October 26, 2011. The Company has been inactive and has not conducted any business in the ordinary course since July 1, 1994.  The Company intends to seek business opportunities such as a merger, acquisition or other business transaction that will cause the Company to have business operations in the current fiscal year.  The Company anticipates that any cash requirements it may have over the next twelve months will be funded by its principal stockholders.  These fees are believed to be immaterial.  The Company accrued audit fees for the years ended December 31, 2011 and 2010, which for the fiscal year ended December 31, 2010 were funded by the majority shareholder and for the fiscal year ended December 31, 2011 were funded from cash received from the sale of the Company’s shares.

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

Recent Accounting Standards Updates - During 2011 and 2010, various new Accounting Standard Updates (ASUs) were issued by the Financial Accounting Standards Board (FASB). Management has determined based on their review that the following ASUs issued during 2011and 2010 may be applicable to the Company.  As new ASUs are released, Management will assess if they are applicable and if they are applicable, their affect will be included in the notes to the financial statements.

Index

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

2.  CAPITAL STOCK.

The Company’s authorized capital stock consists of 1,000,000 shares of preferred stock and 50,000,000 shares of common stock. The preferred stock may be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time. No shares of preferred stock have been issued. On December 28, 2011, the Company effected a 1-for-5 reverse split of its shares of common stock, with special treatment to preserve round-lot holders which resulted in holders of less than 500 shares but at least 250 shares receiving 100 shares post-split shares. As a result of the reverse split, the number of outstanding shares of common stock was reduced from 50,000,000 to 10,007,866. The reverse split was approved by the Company’s Board of Directors and holders of a majority of the Company’s outstanding shares on October 26, 2011. All information in the Company’s financial statements has been adjusted to give effect to the reverse split. During the fiscal year ended  December 31, 2011, the Company sold 8,572,361 shares of common stock for gross proceeds of $148,500. The Company did not sell any shares of common stock during the fiscal year ended December 31, 2010.

3.  CASH ACCOUNT

The Company’s cash is currently maintained in an escrow account under the supervision of our counsel and funds are disbursed only upon request of one or more officers of the Company. The escrow account is maintained in a financial institution located in New York, New York. The account is insured by the Federal deposit Insurance Corporation. The escrow account has not experienced any losses on deposits and management does not believe the Company is exposed to any significant credit risks.

4.COMMITMENT AND CONTINGENCIES

Management has no knowledge and is not aware of any commitments or contingencies under which the Company is liable.  Management has also represented that they are not aware of any pending or threatened litigation, claims, or assessments against the Company.

5.SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through March 13, 2012, which is the date the financial statements were available to be issued.  During our evaluation no subsequent events were identified, except that in February 2012, the Company sold an aggregate of 92,500 shares of common stock to its directors and officers and principal stockholders for gross proceeds of $35,000.