Form 10-Q
period 2012-03-31
UHF Inc
filed 2012-05-03
CIK 1171008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-49729

UHF Incorporated
(Exact Name of Registrant as Specified in its Charter)

Michigan	38-1740889
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Unity Venture Capital Associates Ltd. 825 Third Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip code)

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

At May 1, 2012, we had outstanding 11,662,104 shares of common stock.

UHF INCORPORATED

PART I
FINANCIAL INFORMATION
  Page
Item 1. Financial Statements

Balance Sheets	1

Statements of Operations	2

Statements of Stockholders' Equity (Deficit)	3

Statements of Cash Flows	4

Notes to Financial Statements	5-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 4. Controls and Procedures	8

PART II
OTHER INFORMATION

Item 1A. Risk Factors	9

Item 6. Exhibits	9

Signatures	10

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2012. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in forward-looking statements.  Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011 and elsewhere in this report and the risks discussed in our other filings with the SEC. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

 References in this Quarterly Report on Form 10-Q to the "Company," the "Registrant," "UHF” "we," "our," and "us" refer to UHF Incorporated, unless otherwise specifically stated or the context requires otherwise.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

UHF INCORPORATED

BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CASH	$42,428	$24,500
ORGANIZATION COST	-	-
TOTAL ASSETS	$42,428	$24,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
ACCRUED EXPENSES	$23,190	$29,501
TOTAL LIABILITIES	23,190	29,501

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 1,000,000 authorized shares; none issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Common stock, $.001 par value; 50,000,000 authorized shares, 11,662,104 issued and outstanding at March 31, 2012 and 10,007,886 issued and outstanding at December 31, 2011	11,662	10,008
ADDITIONAL PAID IN CAPITAL	86,838	53,492
RETAINED DEFICIT	(79,262)	(68,501)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	19,238	(5,001)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$42,428	$24,500

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended March 31,
	2012	2011

REVENUE	$--	$--

OPERATING EXPENSES	(10,761)	1,500

NET LOSS	$(10,761)	$(1,500)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
March 31, 2012 (Unaudited) and December 31, 2011

	Common Stock	Common Stock	Additional	Retained
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at December 31, 2010	9,480,754	$9,481	$(9,481)	$(31,500)	$(31,500)

Effect of 1-for-5 reverse split	(7,584,604)	(7,585)	7,585	-	-

Shares issued	8,111,736	8,112	55,388	-	63,500

Net loss	-	-	-	(37,001)	(37,001)

Balance at December 31, 2011	10,007,886	$10,008	$53,492	$(68,501)	$(5,001)
Exercise of stock subscription	1,561,718	1,562	(1,562)	-	-

Shares issued for cash	92,500	92	34,908	-	35,000

Net loss	-	-	-	(10,761)	(10,761)
Balance at March 31, 2012	11,662,104	$11,662	$86,838	$(79,262)	$19,238

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Three Month Period
	Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(10,761)	$-
Change in operating assets and liabilities:
Increase (Decrease) in:
Accrued expenses	(6,311)	-
Net cash used in operating activities	(17,072)	-
Cash flow from investing activities:
Net cash used for investing activities	-	-
Cash flow from financing activities:
Increase in Common Stock	92	-
Increase in Additional Paid in Capital	34,908	-
Net cash provided by financing activities	$35,000	-
Net increase in cash	17,928	-
Cash at beginning of period	24,500	-
Cash at end of period	$42,428	$-

The accompanying notes are an integral part of the financial statements

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2012 and the results of its operations for the three month periods ended March 31, 2012 and 2011 and its cash flows for the three month periods ended March 31, 2012 and 2011.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended December 31, 2011 and December 31, 2010.  The results of operations for the three month period ended March 31, 2012 and 2011 are not necessarily indicative of operating results for the full year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recent Accounting Standards Updates - During the first quarter of 2012, no new Accounting Standard Updates (ASUs) were issued by the Financial Accounting Standards Board (FASB).  As new ASUs are released, Management will assess if they are applicable and if they are applicable, their affect will be included in the notes to the financial statements.

3.	STOCKHOLDERS’ EQUITY

In February 2012, the Company sold an aggregate of 92,500 shares of common stock to its directors and officers and principal stockholders for gross proceeds of $35,000.

4.	COMMITMENT AND CONTINGENCIES

Management has no knowledge and is not aware of any commitments or contingencies under which the Company is liable.  Management has also represented that they are not aware of any pending or threatened litigation, claims, or assessments against the Company.

5.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through May 2, 2012.  During our evaluation no subsequent events were identified.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Since we have not generated revenues from operations since 1994, and with no significant assets or financial resources, we will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity and consummate such a business combination.

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

Financial Condition

We had cash of $42,428 at March 31, 2012, as compared to $24,500 at December 31, 2011.

We are dependent upon our principal shareholders to meet any operating expenses that we may incur. The former holder of a majority of the then outstanding shares of the Company advanced funds for auditing and other expenses of the Company, which advances were non-interest bearing and have been repaid.

Liquidity and Capital Resources

As of March 31, 2012, we had stockholders’ equity of $19,238, as compared to a stockholders’ deficit of $(5,001) as of December 31, 2011.  We received net proceeds of $35,000 from the issuance and sale of common stock during the quarter ended March 31, 2012. Consequently, we had cash of $42,428 at March 31, 2012, as compared to $24,500 at December 31, 2011.

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

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Registrant's Form 10-K for the fiscal year ended December 31, 2011, which are incorporated by reference into this report.

Item 6 - Exhibits

The following exhibits are filed with this report:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Statement of Operations for the three month periods ended March 31, 2012 and 2011, (ii) the Balance Sheets at March 31, 2012 and December 31, 2011, (iii) the Statements of Stockholders’ Equity (Deficit) at March 31, 2012 and December 31, 2011, (iv) the Statements of Cash Flows for the three month periods ended March 31, 2012 and 2011 and (v) the notes to the Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UHF Incorporated, Inc.

Dated: May 3, 2012	By:	/s/ Omar Cunha
Omar Cunha President (Principal Executive Officer)