Form 10-Q/A
period 2012-06-30
UHF Inc
filed 2012-08-21
CIK 1171008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This amendment is being filed to include the interactive data files as Exhibit 101which was not available by the due date for the filing of this report.

PART II

OTHER INFORMATION

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Statement of Operations for the six and three month periods ended June, 2012 and 2011, (ii) the Balance Sheets at June 30, 2012 and December 31, 2011, (iii) the Statements of Stockholders’ Equity (Deficit) at June 30, 2012 and December 31, 2011, (iv) the Statements of Cash Flows for the six and three month periods ended June, 2012 and 2011and (v) the notes to the Financial Statements.*

 _____________

* In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.

UHF Incorporated, Inc.

Dated: August 21, 2012	By:	/s/ Omar Cunha
Omar Cunha President (Principal Executive Officer)