Form 10-Q
period 2012-09-30
UHF Inc
filed 2012-11-14
CIK 1171008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-49729

UHF Incorporated
(Exact Name of Registrant as Specified in its Charter)

Delaware	38-1740889
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Unity Venture Capital Associates Ltd. 825 Third Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip code)

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

At November 1, 2012, we had outstanding 11,662,104 shares of common stock.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

UHF INCORPORATED

BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CASH	$16,821	$24,500
ORGANIZATION COST	-	-
TOTAL ASSETS	$16,821	$24,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
ACCRUED EXPENSES	$11,636	$29,501
TOTAL LIABILITIES	11,636	29,501

STOCKHOLDERS' EQUITY
Pr Preferred stock, $.001 par value; 1,000,000 authorized shares; none issued and outstanding at September 30, 2012 and December 31, 2011	-	-
C Common stock, $.001 par value; 50,000,000 authorized shares, 11,662,104 issued and outstanding at September 30, 2012 and 10,007,886 issued and outstanding at December 31, 2011	11,662	10,008
ADDITIONAL PAID IN CAPITAL	86,838	53,492
RETAINED DEFICIT	(93,315)	(68,501)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	5,185	(5,001)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$16,821	$24,500

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2012	2011	2012	2011

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES	(6,900)	(1,500)	(24,831)	(3,000)
INTEREST INCOME	7	-	17	-
NET LOSS	$(6,893)	(1,500)	$(24,814)	$(3,000)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
September 30, 2012 (Unaudited) and December 31, 2011

	Common Stock	Common Stock	Additional	Retained
	Number of Shares	Amount	Paid-in Capital	Deficit	Total

Balance at December 31, 2010	9,480,754	$9,481	$(9,481)	$(31,500)	$(31,500)

Effect of 1-for-5 reverse split	(7,584,604)	(7,585)	7,585	-	-

Shares issued	8,111,736	8,112	55,388	-	63,500

Net loss	-	-	-	(37,001)	(37,001)

Balance at December 31, 2011	10,007,886	$10,008	$53,492	$(68,501)	$(5,001)
Exercise of stock subscription	1,561,718	1,562	(1,562)	-	-

Shares issued for cash	92,500	92	34,908	-	35,000

Net loss	-	-	-	(24,814)	(24,814)
Balance at June 30, 2012	11,662,104	$11,662	$86,838	$(93,315)	$5,185

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF CASH FLOWS

 (UNAUDITED)

 (UNAUDITED)

	Nine Month Period
	Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(24,814)	$(3,000)
Change in operating assets and liabilities:
Increase (Decrease) in:
Accrued expenses	(17,865)	3,000
Net cash used in operating activities	(42,679)	-
Cash flow from investing activities:
Net cash used for investing activities	-	-
Cash flow from financing activities:
Issuance of common stock	35,000	-
Net cash provided by financing activities	35,000	-
Net increase (decrease) in cash	(7,679)	-
Cash at beginning of period	24,500	-
Cash at end of period	$16,821	$-

The accompanying notes are an integral part of the financial statements

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2012 and the results of its operations for the nine month periods ended September 30, 2012 and 2011 and its cash flows for the nine month periods ended September 30, 2012 and 2011.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended December 31, 2011.  The results of operations for the nine month period ended September 30, 2012 and 2011 are not necessarily indicative of operating results for the full year.

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

Recent Accounting Standards Updates - During the third quarter of 2012, one new Accounting Standard Update (ASUs) was issued by the Financial Accounting Standards Board (FASB).  Based upon management’s review, it was determined that this ASU currently has no material effect on the Company’s financial statements. As new ASUs are released, management will assess if they are applicable and if they are applicable, their affect will be included in the notes to the financial statements.

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

5. SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through November 9, 2012.  During our evaluation no subsequent events were identified.

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

Liquidity and Capital Resources

As of September 30, 2012, we had stockholders’ equity of $5,185, as compared to a stockholders’ deficit of $(5,001) as of December 31, 2011.  We received net proceeds of $35,000 from the issuance and sale of common stock during the quarter ended March 31, 2012, and incurred a loss of $24,814 for the nine months ended September 30, 2012, and used $42,679 to satisfy expenses incurred during 2012 and accrued as of December 31, 2011.   Consequently, we had cash of $16,821 at September 30, 2012, as compared to $24,500 at December 31, 2011.

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

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label
101.PRE*	XBRL Taxonomy Extension Presentation
___
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

UHF Incorporated, Inc.

Dated: November 14, 2012	By:	/s/ Omar Cunha
Omar Cunha President (Principal Executive Officer)