Form 10-K
period 2012-12-31
UHF Inc
filed 2013-03-25
CIK 1171008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2012, the number of outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 11,662,104 shares.  However, since there was no trading market for the common stock as of that date, it is impracticable to ascertain the aggregate market value of those shares as of that date.

As of March 1, 2013, we had outstanding 11,662,104 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

INDEX
UHF INCORPORATED

(i)

Index

PART I

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2013. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

Our Proposed Business Activities

Index

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

Index

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

Index

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

We have no revenues.   We had a stockholders’ deficit of $(4,168) at December 31, 2012. Our principal business objective for the next twelve months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

Index

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

Index

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

Index

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

Index

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

Market Information

Our common stock is quoted on the OTCQB under the symbol "UHFI.OB." However, given the limited number of record holders and the fact that we are a "shell company" (as defined in Rule 12b-2 under the Exchange Act), there does not exist an active trading market for our shares of common stock.

Record Holders

On March 1, 2013, we had approximately 230 holders of record of our common stock.

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

Sales of Unregistered Securities

Except as previously disclosed in reports filed under the Exchange Act, we did not issue or sell any unregistered securities during the fiscal year ended December 31, 2012.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2012.

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

Index

 Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our stockholders during the fourth quarter of the fiscal year ended December 31, 2012.

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

Financial Condition

We had cash of $16,826 at December 31, 2012, as compared to $24,500 at December 31, 2011.

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

Index

We are dependent upon our principal shareholders to meet any operating expenses that we may incur. The former holder of a majority of the then outstanding shares of the Company advanced funds for auditing and other expenses of the Company, which advances were non-interest bearing and have been repaid.

Liquidity and Capital Resources

As of December 31, 2012, we had stockholders’ deficit of $(4,168), as compared to a stockholders’ deficit of $(5,001) as of December 31, 2011.  We received net proceeds of $35,000 from the issuance and sale of common stock during 2012, and incurred a loss of $34,167 for the year ended December 31, 2012, used $7,592 in excess of our revenues of $29 to satisfy expenses incurred during 2012.   Consequently, we had cash of $16,826 at December 31, 2012, as compared to $24,500 at December 31, 2011.

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

Index

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at the end of the period covered by this report, such disclosure controls and procedures were not effective. This was due to our status as a shell company and our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of December 31, 2012. In particular, our controls over financial reporting were not effective in the specific areas described in the “Evaluation of Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2012 our Chief Executive Officer and Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

Index

• Representative with Financial Expertise — For the year ended December 31, 2012, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. All of our financial reporting is carried out by one individual, and we do not have an audit committee.  This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

Index

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION. None

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Directors and Officers

Name	Age	Position
Omar Cunha	66	Chief Executive Officer, President and a Director
Lawrence Burstein	69	Secretary, Treasurer and a Director
Sidney Levy	58	Director
Vincent J. McGill	58	Director

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

Index

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

We intend to adopt an ethics policy.

Compensation of Directors

During the fiscal year ended December 31, 2012, we did not pay or accrue for any individual serving as a member of our Board of Directors, and our directors did not earn, any fees for serving as a member of our Board of Directors. In addition, during the fiscal year ended December 31, 2012, we did not grant any equity-based compensation, awards or stock options to any of our directors.

Corporate Governance

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Based on a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during 2012 all of our officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements, except that the Forms 4 reporting the acquisition of 18,500 shares in February 2012 by each of Nissen Holdings & Co. and Messrs. Cunha, Burstein, Levy and van Voorst Vader were not timely filed.

ITEM 11	EXECUTIVE COMPENSATION.

During the fiscal year ended December 31, 2012, we did not pay or accrue any compensation for our chief executive officer or any other executive officer and we have not entered into an employment or consulting agreement with any of our executive officers. We have not granted any equity-based compensation, awards or stock options to our chief executive officer or any other executive officer. We do not have any retirement, pension, profit sharing or stock option plans or insurance or medical reimbursement plans covering our officers and directors. No value has been assigned to any of the services performed by our officers (employees) and no compensation will be awarded to, earned by, or paid to these officers. At December 31, 2012, none of the individuals that served as our chief executive officer during 2012 or any other executive officer held any outstanding stock options.

Index

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table sets forth, as of March 1, 2013, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors and executive officers and (iii) all of our officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be the beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose, or to direct the disposition, of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this report have been exercised. Except as noted below, each person has sole voting and investment power. As of March 1, 2013, we had outstanding 11,662,104 shares of common stock. The address of all of the shareholders named below is c/o UHF Incorporated, c/o Unity Venture Capital Associates Ltd., 825 Third Avenue, New York, New York 10022.

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
(1) Includes 145,745 shares which the individual has granted another individual the right to purchase for a purchase price of $0.016 per share.
(2) Includes an aggregate of 437,235 shares which certain of the directors and officers have granted another individual the right to purchase for a purchase price of $0.016 per share.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On August 11, 2011, our directors and officer named below (or their affiliates), together with certain other investors, purchased from us an aggregate of 8,103,846 shares of common stock for a total purchase price of $133,500 ($0.01645 per share). The number of shares purchased by each purchaser is set forth below:

Index

Name of Purchaser	Number of Shares
Lawrence Burstein	1,620,770
Omar Cunha	1,620,769
Peter van Voorst Vader	1,620,769
Sidney Levy	1,620,769
Selmo Nissenbaum	1,620,769

Subsequently, each of the purchasers (or their affiliates) purchased an additional 93,703 shares of our common stock for a total purchase price of $3,000 (or $0.032 per share) and entered into an Option Agreement with another individual pursuant to which that individual has the right to purchase up to 145,758 shares of common stock from such purchaser for a total purchase price of $4,666.59 (or $0.032 per share).

In February 2012, each of the purchasers (or their affiliates) purchased an additional 18,500 shares for a purchase price of $7,000 ($0.378 per share), from which we derived net proceeds of $35,000 in the aggregate.

Director Independence

Messrs. Levy and McGill are "independent" within the meaning of Rule 10A-3 under the Exchange Act.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

  The following is a summary of the fees billed to us for professional services rendered by Louis Plung & Co, LLP, our registered independent public accountants for the fiscal years ended December 31, 2012 and  December 31, 2011, respectively:

	Fiscal year ended December 31,
	2012	2011

Audit Fees	$8,000	$7,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

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

Index

Our Board of Directors has reviewed our audited financial statements contained in our Annual Report on Form 10-K for the 2012 fiscal year. The Board of Directors also has been advised of the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received the written disclosures and the letter from   Louis Plung & Co, LLP, required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has considered the independence of Louis Plung & Co, LLP, from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2012 fiscal year for filing with the SEC.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements Year Ended December 31, 2012 and 2011

2.	Financial Statement Schedules.
All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Index

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger dated as of December 1, 2011(1)
2.2	Certificate of Merger filed with the Office of the Secretary of State of Delaware(1)
3.1	Certificate of Incorporation(1)
3.2	By-laws(1)
10.1	Subscription Agreement dated as of August 1, 2011 by and among the Company and Lawrence Burstein, Omar Cunha, Peter van Voorst Vader, Sidney Levy and Selmo Nissenbaum. (2)
10.2	Stock Purchase Agreement dated as of August 1, 2011 by and among DachrisLtd. and Lawrence Burstein, Omar Cunha, Peter van Voorst Vader, Sidney Levy and Selmo Nissenbaum.(2)
10.3
Subscription Agreement dated as of August 3, 2011 by and among the Company and Lawrence Burstein, Omar Cunha, Peter van Voorst Vader, Sidney Levy, Nissen Holdings & Co. Ltd. Shellie Schoppe and Wayne Brannan(1)

10.4
Option Agreement dated as of August 3, 2011 by and among Lawrence Burstein, Frontera Holdings Limited Partnership, Peter van Voorst Vader, Wit Services Global Inc., Nissen Holdings & Co. Ltd. and Wayne Brannan.(1)

10.5	Subscription Agreement dated as of February 15, 2012 by and among the Company, Lawrence Burstein, Omar Cunha, Peter van Voorst Vader, Sidney Levy and Nissen Holdings & Co.(1)
31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.
31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.
32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label
101.PRE*	XBRL Taxonomy Extension Presentation
____
* In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference herein from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed March 19, 2012.
(2)	Incorporated by reference herein from the Registrant’s 2012Form 8-K filed August 18, 2011.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UHF Incorporated

Date: March 25, 2013	By:	/s/ Omar Cunha
Omar Cunha Chief Executive Officer and President (principal executive officer)

Date: March 25, 2013	By:	/s/ Lawrence Burstein
Lawrence Burstein Treasurer (principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2013.

Signature	Title

/s/ Omar Cunha	Chief Executive Officer, President and a Director (principal executive officer)
Omar Cunha

/s/Lawrence Burstein	Secretary, Treasurer, and a Director (principal financial and accounting officer)
Lawrence Burstein

/s/ Sidney Levy	Director
Sidney Levy

/s/ Vincent J. McGill	Director
Vincent J. McGill

Index

UHF INCORPORATED

FINANCIAL STATEMENTS AND
INDEPENDENT AUDITORS’ REPORT
December 31, 2012 and 2011

Index

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
and Stockholders of
UHF Incorporated

We have audited the accompanying balance sheets of UHF Incorporated (a Delaware corporation) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2012and 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UHF Incorporated as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

LOUIS PLUNG & COMPANY, LLP

/s/ Louis Plung & Company, LLP

Pittsburgh, Pennsylvania
March 25, 2013

Index

UHF INCORPORATED

BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011

ASSETS

CASH	$16,826	$24,500

ORGANIZATION COST	-	-

TOTAL ASSETS	$16,826	$24,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

ACCRUED EXPENSES	$20,994	$-

Total liabilities	20,994	29,501

STOCKHOLDERS' DEFICIT
C Preferred Stock, $.001 par value; 1,000,000 authorized shares; none issued and outstanding at December 31, 2012.	--	--
Common Stock, $.001 par value; 50,000,000 authorized shares 11,662,104 issued and outstanding at December 31, 2012 and 10,007,886 issued and outstanding at December 31, 2011	$11,662	$10,008
ADDITIONAL PAID IN CAPITAL	86,838	53,492

RETAINED DEFICIT	(102,668)	(68,501)

Total stockholders' deficit	(4,168)	(5,001)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,826	$24,500

The accompanying notes are an integral part of these financial statements.

Index

UHF INCORPORATED

STATEMENTS OF OPERATIONS
Years Ended December 31, 2012 and 2011

	2012	2011

REVENUE	$29	$-
OPERATING EXPENSES	34,196	37,001
NET LOSS	$(34,167)	$(37,001)

The accompanying notes are an integral part of these financial statements.

Index

UHF INCORPORATED

STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2012 and 2011

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Deficit	Total

Balance at December 31, 2010	9,480,754	$9,481	$(9,481)	$(31,500)	$(31,500)

Effect of 1-for-5 reverse split	(7,584,604)	(39,992)	39,992	-	-

Shares Issued	8,111,736	40,519	(7,019)	-	33,500

Stock Subscriptions Issued			30,000		30,000

Net Loss	-	-	-	(37,001)	(37,001)

Balance at December 31, 2011	10,007,886	$10,008	$53,492	$(68,501)	$(5,001)

Exercise of Stock Subscriptions	1,561,718	1,562	(1,562)	-	-

Shares Issued	92,500	92	34,908	-	35,000

Net Loss				(34,167)	(34,167)

Balance at December 31, 2012	11,662,104	$11,662	$86,838	$(102,668)	$(4,168)

The accompanying notes are an integral part of these financial statements.

Index

UHF INCORPORATED

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net Loss	$(34,167)	$(37,001)
Change in operating assets and liabilities:
Increase (Decrease) in:
Accrued expenses	(8,507)	(1,999)
Net cash (used in) operating activities	(42,674)	(39,000)
Cash flow provided by (used for) investing activities:
Net cash used in investing activities	-	-
Cash flow provided by financing activities:
Proceeds from sale of Common Stock	35,000	63,500
Net cash provided by financing activities	35,000	63,500

Net increase (decrease) in cash	(7,674)	24,500
Cash at beginning of year	24,500	-
Cash at end of year	$16,826	$24,500

The accompanying notes are an integral part of the financial statements

Index

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business. - UHF Incorporated (the “Company”) is a corporation organized under the laws of the state of Delaware, and is the successor to UHF Incorporated, a Michigan corporation (“UHF Michigan”), as a result of domicile merger effected on December 29, 2011, in which UHF Michigan merged with and into the Company, its newly formed wholly-owned subsidiary, the surviving entity, pursuant to an Agreement and Plan of Merger dated December 1, 2011. As a result of the merger, UHF Michigan ceased to exist. Each shareholder of UHF Michigan received a number of shares of UHF Michigan equal to the number of shares owned of UHF Michigan after giving effect to the reverse split, discussed below. References to the Company herein prior to December 29, 2011 are to its predecessor, UHF Michigan. The merger was approved by the Company’s Board of Directors and the holders of a majority of its outstanding shares on October 26, 2011. The Company has been inactive and has not conducted any business in the ordinary course since July 1, 1994.  The Company intends to seek business opportunities such as a merger, acquisition or other business transaction that will cause the Company to have business operations in the current fiscal year.  The Company anticipates that any cash requirements it may have over the next twelve months will be funded by its principal stockholders.  These fees are believed to be immaterial.  The Company accrued audit fees for the years ended December 31, 2012 and 2011, which were funded from cash received from the sale of the Company’s shares.

Basis of Accounting - The financial statements are prepared using the accrual basis of accounting in which revenues are recognized when earned and expenses are recognized when incurred.

Reclassification – Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Actual results may differ from these estimates and assumptions.

Recent Accounting Standards Updates - During 2012 and 2011, various new Accounting Standard Updates (ASUs) were issued by the Financial Accounting Standards Board (FASB). Management has determined based on their review that none of the ASUs issued during 2012and 2011 will have a material impact on the Company's financial statements.  As new ASUs are released, management will assess if they are applicable and if they are applicable, their affect will be included in the notes to the financial statements.

Index

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

2.  CAPITAL STOCK.

The Company’s authorized capital stock consists of 1,000,000 shares of preferred stock and 50,000,000 shares of common stock. The preferred stock may be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time. No shares of preferred stock have been issued. On December 28, 2011, the Company effected a 1-for-5 reverse split of its shares of common stock, with special treatment to preserve round-lot holders which resulted in holders of less than 500 shares but at least 250 shares receiving 100 shares post-split shares. As a result of the reverse split, the number of outstanding shares of common stock was reduced from 50,000,000 to 10,007,866. The reverse split was approved by the Company’s Board of Directors and holders of a majority of the Company’s outstanding shares on October 26, 2011. All information in the Company’s financial statements has been adjusted to give effect to the reverse split. During the fiscal year ended December 31, 2012, the Company sold 92,500 shares of common stock for gross proceeds of $35,000, and issued 1,561,718 shares for exercise of stock subscription agreements that were purchased during 2011. During the fiscal year ended December 31, 2011, the Company sold 8,572,361 shares of common stock for net proceeds of $33,500, and issued stock subscriptions for net proceeds of $30,000.

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

5. SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through March 25, 2013, which is the date the financial statements were available to be issued.  During our evaluation no subsequent events were identified.