Form 10-Q
period 2013-03-31
UHF Inc
filed 2013-05-15
CIK 1171008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-49729

UHF Incorporated
(Exact Name of Registrant as Specified in its Charter)

Delaware	38-1740889
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Unity Venture Capital Associates Ltd. 825 Third Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip code)

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

At May 1, 2013, we had outstanding 11,662,104 shares of common stock.

UHF INCORPORATED

PART I
FINANCIAL INFORMATION

Forward Looking Statements

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

Actual results may vary materially from those in forward-looking statements.  Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 and elsewhere in this report and the risks discussed in our other filings with the SEC. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

References in this Quarterly Report on Form 10-Q to the "Company," the "Registrant," "UHF” "we," "our," and "us" refer to UHF Incorporated, unless otherwise specifically stated or the context requires otherwise.

PART I

FINANCIAL INFORMATION
Item 1. Financial Statements

UHF INCORPORATED

BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CASH	$16,828	$16,826
ORGANIZATION COST	-	-
TOTAL ASSETS	$16,828	$16,826

LIABILITIES AND STOCKHOLDERS' DEFICIT
ACCRUED EXPENSES	$29,444	$20,994
TOTAL LIABILITIES	29,444	20,994

STOCKHOLDERS' EQUITY
Pr Preferred stock, $.001 par value; 1,000,000 authorized shares; none issued and outstanding at March 31, 2013 and December 31, 2012	-	-
C Common stock, $.001 par value; 50,000,000 authorized shares, 11,662,104 issued and outstanding at March 31, 2013 and at December 31, 2012	11,662	11,662
ADDITIONAL PAID IN CAPITAL	86,838	86,838
RETAINED DEFICIT	(111,116)	(102,668)
TOTAL STOCKHOLDERS' DEFICIT	(12,616)	(4,168)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,828	$16,826

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended March 31,
	2013	2012

REVENUE	$-	$-
OPERATING EXPENSES	8,450	10,761
INTEREST INCOME	2	-
NET LOSS	$(8,448)	$(10,761)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF STOCKHOLDERS’ DEFICIT
March 31, 2012 (Unaudited) and December 31, 2012

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Deficit	Total

Balance at December 31, 2011	10,007,886	$10,008	$53,492	$(68,501)	$(5,001)
Exercise of stock subscription	1,561,718	1,562	(1,562)	-	-

Shares issued	92,500	92	34,908	-	35,000

Net loss	-	-	-	(34,167)	(24,814)
Balance at December 31, 2012	11,662,104	$11,662	$86,838	$(102,668)	$(4,168)
Net loss	-	-	-	(8,448)	(8,448)
Balance at March 31, 2013	11,662,104	$11,662	$86,838	$(111,116)	$(12,616)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF CASH FLOWS

  (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(8,448)	$(10,761)
Change in operating assets and liabilities:
Increase (Decrease) in:
Accrued expenses	8,450	(6,311)
Net cash provided by( used in) operating activities	2	(17,072)
Cash flow from investing activities:
Net cash used for investing activities	-	-
Cash flow from financing activities:
Increase in Common Stock	-	92
Increase in Additional Paid in Capital	-	34,908
Net cash provided by financing activities	$-	35,000
Net increase in cash	2	17,928
Cash at beginning of period	16,826	24,500
Cash at end of period	$16,828	$42,428

The accompanying notes are an integral part of the financial statements

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2013 and the results of its operations for the three month periods ended March 31, 2013 and 2012 and its cash flows for the three month periods ended March 31, 2013 and 2012.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the year ended December 31, 2012.  The results of operations for the three month periods ended March 31, 2013 and 2012 are not necessarily indicative of operating results for the full year.

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

Recent Accounting Standards Updates - During the first quarter of 2013, five new Accounting Standard Update (ASUs) were issued by the Financial Accounting Standards Board (FASB).  Based upon management’s review, it was determined that those ASU’s currently have no material effect on the Company’s financial statements. As new ASUs are released, management will assess if they are applicable and if they are applicable, their affect will be included in the notes to the financial statements.

3.  CAPITAL STOCK.

The Company’s authorized capital stock consists of 1,000,000 shares of preferred stock and 50,000,000 shares of common stock. The preferred stock may be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time. No shares of preferred stock have been issued. During the fiscal year ended December 31, 2012, the Company sold 92,500 shares of common stock for gross proceeds of $35,000, and issued 1,561,718 shares for exercise of stock subscription agreements that were purchased during 2011.  The Company did not sell any shares of capital stock during the quarter ended March 31, 2013.

4.  CASH ACCOUNT

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

5. COMMITMENT AND CONTINGENCIES

Management has no knowledge and is not aware of any commitments or contingencies under which the Company is liable.  Management has also represented that they are not aware of any pending or threatened litigation, claims, or assessments against the Company.

6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through May 13, 2013, which is the date the financial statements were available to be issued.  During our evaluation no subsequent events were identified.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Financial Condition

We had cash of $16,828 at March 31, 2013, as compared to $16,826 at December 31, 2012.

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

Liquidity and Capital Resources

As of March 31, 2013, we had stockholders’ deficit of $(12,616), as compared to a stockholders’ deficit of $(4,168) as of December 31, 2012.  We incurred a loss of $8,448 for the quarter ended March 31, 2013.  During the quarter we accrued expenses of $8,450 and interest income of $2.   Consequently, while our accrued expenses grew to $29,444 and now exceed our cash on hand by $12,616, we had cash of $16,828 at March 31, 2013, as compared to $16,826 at December 31, 2012.

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

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Registrant's Form 10-K for the fiscal year ended December 31, 2012, which are incorporated by reference into this report.

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

UHF Incorporated, Inc.

Dated: May 15, 2013	By:	/s/ Omar Cunha
Omar Cunha
President (Principal Executive Officer)