Form 10-Q
period 2013-09-30
UHF Inc
filed 2013-11-14
CIK 1171008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-49729

UHF Incorporated
(Exact Name of Registrant as Specified in its Charter)

Delaware	38-1740889
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Unity Venture Capital Associates Ltd. 825 Third Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip code)

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

At November 11, 2013, we had outstanding 11,662,104 shares of common stock.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

UHF INCORPORATED

BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CASH	$7,731	$16,826
ORGANIZATION COST	-	-
TOTAL ASSETS	$7,731	$16,826

LIABILITIES AND STOCKHOLDERS' DEFICIT
ACCRUED EXPENSES	$35,354	$20,994
TOTAL LIABILITIES	35,354	20,994

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 1,000,000 authorized shares; none issued and
outstanding at September 30, 2013 and December 31, 2012	-	-
Common stock, $.001 par value; 50,000,000 authorized shares,
11,662,104 issued and outstanding at September 30, 2013 and
at December 31, 2012	11,662	11,662
ADDITIONAL PAID IN CAPITAL	86,838	86,838
RETAINED DEFICIT	(126,123)	(102,668)
TOTAL STOCKHOLDERS' DEFICIT	(27,623)	(4,168)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,731	$16,826

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2013	2012	2013	2012
REVENUE	$-	$-	$-	$--
OPERATING EXPENSES	(7,460)	(6,900)	(23,460)	(24,831)
INTEREST INCOME	1	7	5	17
NET LOSS	$(7,459)	(6,893)	$(23,455)	$(24,814)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF STOCKHOLDERS’ DEFICIT
September 30, 2013 (Unaudited) and December 31, 2012

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Deficit	Total
Balance at December 31, 2011	10,007,886	$10,008	$53,492	$(68,501)	$(5,001)
Exercise of stock subscription	1,561,718	1,562	(1,562)	-	-
Shares issued	92,500	92	34,908	-	35,000
Net loss	-	-	-	(34,167)	(34,167)
Balance at December 31, 2012	11,662,104	$11,662	$86,838	$(102,668)	$(4,168)
Net Loss				(23,455)	(23,455)
Balance at September 30, 2013	11,662,104	11,662	86,838	(126,123)	(27,623)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Month Period Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(23,455)	$(24,814)
Change in operating assets and liabilities:
Increase (Decrease) in:
Accrued expenses	14,360	(17,865)
Net cash used in operating activities	(9,095)	(42,679)
Cash flow from investing activities:
Net cash used for investing activities	-	-
Cash flow from financing activities:
Issuance of common stock	-	35,000
Net cash provided by financing activities	-	35,000
Net (decrease) increase in cash	(9,095)	(7,679)
Cash at beginning of period	16,826	24,500
Cash at end of period	$7,731	$16,821

The accompanying notes are an integral part of the financial statements

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.  UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2013 and the results of its operations for the nine and three month periods ended September 30, 2013 and 2012 and its cash flows for the nine and three month periods ended September 30, 2013 and 2012.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended December 31, 2012.  The results of operations for the nine and three month periods ended September 30, 2013 and 2012 are not necessarily indicative of operating results for the full year.

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

Recent Accounting Standards Updates - During the third quarter of 2013, three new Accounting Standard Updates (ASUs) were issued by the Financial Accounting Standards Board (FASB).  Based on management’s review, it was determined that these ASUs currently have no material effect on the Company’s financial statements.  As new ASUs are released, Management will assess if they are applicable and if they are applicable, their affect will be included in the notes to the financial statements.

3. CAPITAL STOCK

The Company’s authorized capital stock consists of 1,000,000 shares of preferred stock and 50,000,000 shares of common stock. The preferred stock may be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time. No shares of preferred stock have been issued. During the fiscal year ended December 31, 2012, the Company sold 92,500 shares of common stock for gross proceeds of $35,000, and issued 1,561,718 shares for exercise of stock subscription agreements that were purchased during 2011.  The Company did not sell any shares of capital stock during the quarter ended September 30, 2013.

4.  COMMITMENT AND CONTINGENCIES

Management has no knowledge and is not aware of any commitments or contingencies under which the Company is liable. Management has also represented that they are not aware of any pending or threatened litigation, claims, or assessments against the Company.

5.  SUBSEQUENT EVENTS

Management has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through November 11, 2013. During our evaluation no subsequent events were identified.

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

Liquidity and Capital Resources

As of September 30, 2013, we had stockholders’ deficit of $(27,623), as compared to a stockholders’ deficit of $(4,168) as of December 31, 2012.  We had cash of $7,731 at September 30, 2013, as compared to $16,826 at December 31, 2012.  We are dependent upon our principal shareholders to meet any operating expenses that we may incur.

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

UHF Incorporated, Inc.

Dated: November 12, 2013	By:	/s/ Omar Cunha
Omar Cunha
President (Principal Executive Officer)