Form 10-K
period 2013-12-31
UHF Inc
filed 2014-03-17
CIK 1171008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2013, the number of outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 11,662,104 shares.  However, since there was no trading market for the common stock as of that date, it is impracticable to ascertain the aggregate market value of those shares as of that date.

As of March 1, 2014, we had outstanding 11,662,104 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

UHF INCORPORATED

(i)

PART I

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2014. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

We have not yet entered into any definitive agreement, nor do we have any binding commitment or understanding to enter into or become engaged in a transaction.

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

ITEM 1A	RISK FACTORS.

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

We have no revenues.   We had a stockholders’ deficit of ($35,922) at December 31, 2013. Our principal business objective for the next twelve months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

We do not have any agreement for a business combination or other transaction.

We have not yet entered into any definitive agreement, nor do we have any binding commitment or understanding to enter into or become engaged in a merger with, joint venture with or acquisition of, a private or public entity. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

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

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us.  It may be expected that any target business or transaction will present a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCQB under the symbol "UHFI.OB." However, given the limited number of record holders and the fact that we are a "shell company" (as defined in Rule 12b-2 under the Exchange Act), there does not exist an active trading market for our shares of common stock.

Record Holders

On March 1, 2014, we had approximately 230 holders of record of our common stock.

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

Sales of Unregistered Securities

Except as previously disclosed in reports filed under the Exchange Act, we did not issue or sell any unregistered securities during the fiscal year ended December 31, 2013.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2013.

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

 Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our stockholders during the fourth quarter of the fiscal year ended December 31, 2013.

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

Plan of Operations
We have not yet entered into any definitive agreement, nor do we have any binding commitment or understanding to enter into or become engaged in a transaction.

We will attempt to acquire other assets or business operations that will maximize shareholder value. There is no certainty that any such transactions will be consummated.  We will seek to establish or acquire businesses or assets via the issuance of shares or debt. We have not yet entered into any definitive agreement, nor do we have any binding commitment or understanding to enter into or become engaged in a transaction. In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

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

Financial Condition

We had cash of $7,731 at December 31, 2013, as compared to $16,826 at December 31, 2012.

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

Liquidity and Capital Resources

As of December 31, 2013, we had stockholders’ deficit of $(35,922), as compared to a stockholders’ deficit of $(4,168) as of December 31, 2012.  We incurred a loss of $(31,754) for the year ended December 31, 2013, and used $9,095 to satisfy expenses incurred during 2013.   Consequently, we had cash of $7,731 at December 31, 2012, as compared to $16,826 at December 31, 2012.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of December 31, 2013. In particular, our controls over financial reporting were not effective in the specific areas described in the “Evaluation of Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2013 our Chief Executive Officer and Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

• Representative with Financial Expertise — For the year ended December 31, 2013, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. All of our financial reporting is carried out by one individual, and we do not have an audit committee.  This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION. None

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Directors and Officers

Name	Age	Position
Omar Cunha	67	Chief Executive Officer, President and a Director
Lawrence Burstein	70	Secretary, Treasurer and a Director
Sidney Levy	59	Director
Vincent J. McGill	59	Director

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

We intend to adopt an ethics policy.

Compensation of Directors

During the fiscal year ended December 31, 2013, we did not pay or accrue for any individual serving as a member of our Board of Directors, and our directors did not earn, any fees for serving as a member of our Board of Directors. In addition, during the fiscal year ended December 31, 2013, we did not grant any equity-based compensation, awards or stock options to any of our directors.

Corporate Governance

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Based on a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during 2013 all of our officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 11	EXECUTIVE COMPENSATION.

During the fiscal year ended December 31, 2013, we did not pay or accrue any compensation for our chief executive officer or any other executive officer and we have not entered into an employment or consulting agreement with any of our executive officers. We have not granted any equity-based compensation, awards or stock options to our chief executive officer or any other executive officer. We do not have any retirement, pension, profit sharing or stock option plans or insurance or medical reimbursement plans covering our officers and directors. No value has been assigned to any of the services performed by our officers (employees) and no compensation will be awarded to, earned by, or paid to these officers. At December 31, 2013, none of the individuals that served as our chief executive officer during 2012 or any other executive officer held any outstanding stock options.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table sets forth, as of March 1, 2014, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors and executive officers and (iii) all of our officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be the beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose, or to direct the disposition, of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this report have been exercised. Except as noted below, each person has sole voting and investment power. As of March 1, 2014, we had outstanding 11,662,104 shares of common stock. The address of all of the shareholders named below is c/o UHF Incorporated, c/o Unity Venture Capital Associates Ltd., 825 Third Avenue, New York, New York 10022.

Name of Shareholder
Our Directors and Executive Officers:	Amount and Nature of Beneficial Ownership		Percent
Omar Cunha	1,986,250	(1)	17.03%
Lawrence Burstein	1,986,249	(1)	17.03%
Sidney Levy	1,986,249	(1)	17.03%
Vincent J. McGill	0		-

All Directors and Executive Officers as a group	5,958,748	(2)	51.10%
Other Owners of More than 5% of Common Stock:
Nissen Investments LLC.	1,986,249	(1)	17.03%
Peter van Voorst Vader	1,986,249	(1)	17.03%
_____________
* Selmo Nissenbaum is the managing member of Nissen Investments LLC and has sole voting and dispositive power with respective to the shares owned by Nissen Investments LLC.
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

  The following is a summary of the fees billed to us for professional services rendered by Louis Plung & Co, LLP, our registered independent public accountants for the fiscal years ended December 31, 2013 and  December 31, 2012, respectively:

	Fiscal year ended December 31,
	2013	2012
Audit Fees	$8,000	$8,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

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

Our Board of Directors has reviewed our audited financial statements contained in our Annual Report on Form 10-K for the 2013 fiscal year. The Board of Directors also has been advised of the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received the written disclosures and the letter from Louis Plung & Co, LLP, required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has considered the independence of Louis Plung & Co, LLP, from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2013 fiscal year for filing with the SEC.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements Year Ended December 31, 2013 and 2012

2.	Financial Statement Schedules.

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
___________
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

UHF Incorporated

Date: March 17, 2013	By:	/s/ Omar Cunha
Omar Cunha Chief Executive Officer and President (principal executive officer)

Date: March 17, 2013	By:	/s/ Lawrence Burstein
Lawrence Burstein Treasurer (principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2013.

Signature	Title

/s/ Omar Cunha	Chief Executive Officer, President and a Director (principal executive officer)
Omar Cunha

/s/Lawrence Burstein	Secretary, Treasurer, and a Director (principal financial and accounting officer)
Lawrence Burstein

/s/ Sidney Levy	Director
Sidney Levy

/s/ Vincent J. McGill	Director
Vincent J. McGill

UHF INCORPORATED

FINANCIAL STATEMENTS AND
INDEPENDENT AUDITORS’ REPORT
December 31, 2013 and 2012

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
and Stockholders of
UHF Incorporated

We have audited the accompanying balance sheets of UHF Incorporated (a Delaware corporation) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2013 and 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UHF Incorporated as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

LOUIS PLUNG & COMPANY, LLP

/s/ Louis Plung & Company, LLP

Pittsburgh, Pennsylvania
March 14, 2014

UHF INCORPORATED

BALANCE SHEETS
December 31, 2013 and 2013

	2013	2012

ASSETS

CASH	$7,731	$16,826

ORGANIZATION COST	-	-

TOTAL ASSETS	$7,731	$16,826

LIABILITIES AND STOCKHOLDERS' DEFICIT

ACCRUED EXPENSES	$43,653	$20,994

Total liabilities	43,653	20,994

STOCKHOLDERS' DEFICIT
C Preferred Stock, $.001 par value; 1,000,000 authorized shares; none issued and outstanding at December 31, 2013 and December 31, 2012.	--	--
Common Stock, $.001 par value; 50,000,000 authorized shares 11,662,104 issued and outstanding at December 31, 2013 and December 31, 2012	$11,662	$11,662
ADDITIONAL PAID IN CAPITAL	86,838	86,838

RETAINED DEFICIT	(134,422)	(102,668)

Total stockholders' deficit	(35,922)	(4,168)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,731	$16,826

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS
Years Ended December 31, 2013 and 2012

	2013	2012

REVENUE	$6	$29
OPERATING EXPENSES	31,760	34,196
NET LOSS	$(31,754)	$(34,167)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2013 and 2012

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Deficit	Total

Balance at December 31, 2011	10,007,886	$10,008	$53,492	$(68,501)	$(5,001)

Exercise of Stock Subscriptions	1,561,718	1,562	(1,562)	-	-

Shares Issued	92,500	92	34,908	-	35,000

Net Loss				(34,167)	(34,167)

Balance at December 31, 2012	11,662,104	$11,662	$86,838	$(102,668)	$(4,168)

Net Loss				(31,754)	(31,754)

Balance at December 31, 2013	11,662,104	$11,662	$86,838	$(134,422)	$(35,922)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net Loss	$(31,754)	$(34,167)
Change in operating assets and liabilities:
Increase (Decrease) in:
Accrued expenses	22,659	(8,507)
Net cash used in operating activities	(9,095)	(42,674)
Cash flow provided by (used in) investing activities:
Net cash used in investing activities	-	--
Cash flow provided by financing activities:
Proceeds from sale of Common Stock	-	35,000
Net cash provided by financing activities	-	35,000

Net decrease in cash	(9,095)	(7,674)
Cash at beginning of year	16,826	24,500
Cash at end of year	$7,731	$16,826

The accompanying notes are an integral part of the financial statements

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business. - UHF Incorporated (the “Company”) is a corporation organized under the laws of the state of Delaware, and is the successor to UHF Incorporated, a Michigan corporation (“UHF Michigan”), as a result of domicile merger effected on December 29, 2011, in which UHF Michigan merged with and into the Company, its newly formed wholly-owned subsidiary, the surviving entity, pursuant to an Agreement and Plan of Merger dated December 1, 2011. As a result of the merger, UHF Michigan ceased to exist. Each shareholder of UHF Michigan received a number of shares of UHF Michigan equal to the number of shares owned of UHF Michigan after giving effect to the reverse split, discussed below. References to the Company herein prior to December 29, 2011 are to its predecessor, UHF Michigan. The merger was approved by the Company’s Board of Directors and the holders of a majority of its outstanding shares on October 26, 2011. The Company has been inactive and has not conducted any business in the ordinary course since July 1, 1994.  The Company intends to seek business opportunities such as a merger, acquisition or other business transaction that will cause the Company to have business operations in the current fiscal year.  The Company anticipates that any cash requirements it may have over the next twelve months will be funded by its principal stockholders.  These fees are believed to be immaterial.  The Company accrued audit fees for the years ended December 31, 2013 and 2012, which were funded from cash received from the sale of the Company’s shares.

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

Recent Accounting Standards Updates - During 2013 and 2012, various new Accounting Standard Updates (ASUs) were issued by the Financial Accounting Standards Board (FASB). Management has determined based on their review that none of the ASUs issued during 2013 and 2012 will have a material impact on the Company's financial statements.  As new ASUs are released, management will assess if they are applicable and if they are applicable, their affect will be included in the notes to the financial statements.

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

3.  CASH ACCOUNT

The Company’s cash is currently maintained in an interest bearing escrow account under the supervision of our counsel, and funds are disbursed only upon request of one or more officers of the Company. The escrow account is maintained in a financial institution located in New York, New York. The account is insured by the Federal deposit Insurance Corporation. The escrow account has not experienced any losses on deposits and management does not believe the Company is exposed to any significant credit risks.

4. COMMITMENT AND CONTINGENCIES

Management has no knowledge and is not aware of any commitments or contingencies under which the Company is liable.  Management has also represented that they are not aware of any pending or threatened litigation, claims, or assessments against the Company.

5. SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through March 14, 2014, which is the date the financial statements were available to be issued.  During our evaluation no subsequent events were identified.