Form 10-Q
period 2014-03-31
UHF Inc
filed 2014-05-14
CIK 1171008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-49729

UHF Incorporated
(Exact Name of Registrant as Specified in its Charter)

Delaware	38-1740889
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Unity Venture Capital Associates Ltd. 825 Third Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip code)

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

At May 1, 2014, we had outstanding 11,662,104 shares of common stock.

UHF INCORPORATED

Table of Contents

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

Actual results may vary materially from those in forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 and elsewhere in this report and the risks discussed in our other filings with the SEC. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

References in this Quarterly Report on Form 10-Q to the "Company," the "Registrant," "UHF” "we," "our," and "us" refer to UHF Incorporated, unless otherwise specifically stated or the context requires otherwise.

PART I

FINANCIAL INFORMATION
Item 1. Financial Statements

UHF INCORPORATED

BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CASH	$5,232	$7,731

TOTAL ASSETS	$5,232	$7,731

LIABILITIES AND STOCKHOLDERS' DEFICIT
ACCRUED EXPENSES	$50,428	$43,653
TOTAL LIABILITIES	50,428	43,653

STOCKHOLDERS' DEFICIT
Pr Preferred stock, $.001 par value; 1,000,000 authorized shares; none issued and outstanding at March 31, 2013 and December 31, 2012	-	-
C Common stock, $.001 par value; 50,000,000 authorized shares, 11,662,104 issued and outstanding at March 31, 2013 and at December 31, 2012	11,662	11,662
ADDITIONAL PAID IN CAPITAL	86,838	86,838
RETAINED DEFICIT	(143,696)	(134,442)
TOTAL STOCKHOLDERS' DEFICIT	(45,196)	(35,922)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,232	$7,731

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended March 31,
	2014	2013

REVENUE	$-	$-
OPERATING EXPENSES	9,275	8,450
INTEREST INCOME	1	2
NET LOSS	$(9,274)	$(8,448)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF STOCKHOLDERS’ DEFICIT
March 31, 2014 (Unaudited) and December 31, 2013

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Deficit	Total

Balance at December 31, 2012	11,662,104	$11,662	$86,838	$(102,668)	$(4,168)
Net loss	-	-	-	(31,754)	(31,754)
Balance at December 31, 2013	11,662,104	$11,662	$86,838	$(134,422)	$(35,922)
Net loss	-	-	-	(9,274)	(9,274)
Balance at March 31, 2014	11,662,104	$11,662	$86,838	$(143,696)	$(45,196)

The accompanying notes are an integral part of these financial statements.

UHF INCORPORATED

STATEMENTS OF CASH FLOWS
  (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$9,274	$(8,448)
Change in operating assets and liabilities:
Increase (Decrease) in:
Accrued expenses	(6,776)	8,450
Net cash provided by( used in) operating activities	(2,499)	2
Cash flow from investing activities:
Net cash used for investing activities	-	-
Cash flow from financing activities:
Increase in Common Stock	-	-
Increase in Additional Paid in Capital	-	-
Net cash provided by financing activities	-	-
Net increase in cash	7,731	2
Cash at beginning of period
Cash at end of period	$5,232	$16,828

The accompanying notes are an integral part of the financial statements

UHF INCORPORATED

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.  UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2014 and the results of its operations for the three month periods ended March 31, 2014 and 2013 and its cash flows for the three month periods ended March 31, 2014 and 2013.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended December 31, 2013.  The results of operations for the three month periods ended March 31, 2014 and 2013 are not necessarily indicative of operating results for the full year.

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

Recent Accounting Standards Updates - In April 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard that raises the threshold for disposals to qualify as discontinued operations and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard revised the definition of a discontinued operation to cover only asset disposals that are considered to be a strategic shift with a major impact on an entity's operations and finances, such as the disposal of a major geographic area or a significant line of business. Application of the standard, which is to be applied prospectively, is required for fiscal years beginning on or after December 15, 2014, and for interim periods within that year. The Company currently plans to adopt the standard in January 2015, and does not believe that it will have a material impact on the Company’s financial statements.

3. CAPITAL STOCK

The Company’s authorized capital stock consists of 1,000,000 shares of preferred stock and 50,000,000 shares of common stock. The preferred stock may be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time. No shares of preferred stock have been issued. The Company did not sell any shares of capital stock during the quarter ended March 31, 2014.

4.  CASH ACCOUNT

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

6.  SUBSEQUENT EVENTS

Management has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through May 14, 2014.  During our evaluation no subsequent events were identified.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Liquidity and Capital Resources

As of March 31, 2014, we had stockholders’ deficit of $(45,196), as compared to a stockholders’ deficit of $(35,922) as of December 31, 2013.  We had cash of $5,232 at March 31, 2014, as compared to $7,731 at December 31, 2013.  We are dependent upon our principal shareholders to meet any operating expenses that we may incur.

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

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Registrant's Form 10-K for the fiscal year ended December 31, 2013, which are incorporated by reference into this report.

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

UHF Incorporated

Dated: May 14, 2014	By:	/s/ Omar Cunha
Omar Cunha
President (Principal Executive Officer)