Form 10-Q
period 2014-06-30
UHF Inc
filed 2014-08-27
CIK 1171008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2014
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-49729

UHF Incorporated
(Exact Name of Registrant as Specified in its Charter)

Delaware	38-1740889
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Chunshugou Luanzhuang Village, Zhuolu County, Zhangjiakou, Hebei Province, China	075600
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: 86-313-6732526

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

At August 1, 2014, we had outstanding 45,920,310 shares of common stock.

 UHF INCORPORATED

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Item 1A. Risk Factors	18

Item 6. Exhibits	18

Signatures	20

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements. The forward-looking statements are contained principally in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

UHF INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	2014	2013
ASSETS

CURRENT ASSETS
Cash & equivalents	$633,268	$27,310
Inventory	3,321,651	692,859
Value-added tax receivable	2,305,565	-
Other receivables	2,783,124	4,891
Total current assets	9,043,608	725,060

NONCURRENT ASSETS
Property and equipment, net	31,875,426	8,071,846
Intangible assets, net	5,383,305	536,697
Construction in progress	8,794,041	7,432,928
Advance to suppliers for construction and equipment	1,477,375	1,051,458
Deferred tax assets	-	3,356
Goodwill	6,213,804	-
Total noncurrent assets	53,743,951	17,096,285
TOTAL ASSETS	$62,787,559	$17,821,345

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,398,556	$248
Accrued liabilities and other payables	14,986,948	608,621
Income tax payable	134,362	135,594
Payable to contractors	893,902	902,098
Advance from related parties	29,147,446	9,466,133
Total current liabilities	47,561,215	11,112,694

NONCURRENT LIABILITIES
Accrued expense	13,304	13,426
Advance from related party	10,687,573	-
Deferred tax liability, net	23,906	-
Total noncurrent liabilities	10,724,783	13,426
Total liabilities	58,285,998	11,126,120

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized, 1 and no share issued and outstanding at June 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 45,920,310 and 24,786,212 shares at June 30, 2014 and December 31, 2013, respectively	45,920	24,786
Additional paid in capital	7,020,995	5,279,526
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	734,538	794,673
Retained earnings	(3,857,145)	38,987
Total stockholders' equity	4,501,561	6,695,225
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,787,559	$17,821,345

UHF INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013

Operating expenses
General and administrative	$3,468,550	$782,755	$2,532,732	$401,014

Loss from operations	(3,468,550)	(782,755)	(2,532,732)	(401,014)

Non-operating income (expenses)
Interest income	44	39	(314)	20
Interest expense	(440,811)	-	(440,811)	-
Financial expense	(538)	(269)	(325)	(47)
Other expense	(1,632)	-	-	-

Total non-operating expenses, net	(442,937)	(230)	(441,450)	(27)

Loss before income tax	(3,911,487)	(782,985)	(2,974,182)	(401,041)
Income tax (benefit) expense	(15,355)	-	86,772	-

Net loss	(3,896,132)	(782,985)	(3,060,954)	(401,041)

Other comprehensive income
Foreign currency translation gain (loss)	(60,135)	138,996	(130,654)	117,071

Net comprehensive loss	$(3,956,267)	$(643,989)	$(3,191,608)	$(283,970)

Basic weighted average shares outstanding	40,791,285	24,786,212	43,403,601	24,786,212
Diluted weighted average shares outstanding	59,540,016	42,626,012	61,243,401	42,626,012

Basic net loss per share	$(0.10)	$(0.03)	$(0.07)	$(0.02)
Diluted net loss per share	$(0.10)	$(0.03)	$(0.07)	$(0.02)

UHF INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,896,132)	$(782,985)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,442,140	529,254
Change in deferred tax	(15,355)	-
(Increase) decrease in assets and liabilities:
Inventory	244,208	238
Other receivable	(2,559,020)	-
Accounts payable	(286,380)	-
Accrued liabilities and other payables	(13,909,413)	67,841
Tax payable	(120,417)	-

Net cash used in operating activities	(19,100,369)	(185,652)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(1,436,762)	(1,196,290)
Advance to suppliers for construction and equipment	722,874	-
Acquisition of property, plant & equipment	(185,585)	(8,812)
Acquisition of China Huaxin, net of cash acquired	(1,504,507)	-

Net cash used in investing activities	(2,403,980)	(1,205,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debts	1,638,002	-
Advance from related party	20,473,373	1,389,467

Net cash provided by financing activities	22,111,375	1,389,467

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(1,068)	477

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	605,958	(810)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	27,310	28,302

CASH & EQUIVALENTS, END OF PERIOD	$633,268	$27,492

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of convertible debts into common stock	$1,638,002	$-

UHF INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

UHF Incorporated (“the Company” or “UHF” or “Group”) is a corporation organized under the laws of the state of Delaware, and is the successor to UHF Incorporated, a Michigan corporation (“UHF Michigan”), as a result of domicile merger effected on December 29, 2011.

On June 30, 2014, UHF entered into and closed a share exchange agreement, or the Target Share Exchange Agreement, with Target Acquisitions I, Inc., a Delaware corporation (“Target”), and the stockholders of Target (the “Target Stockholders”), pursuant to which UHF acquired 100% of the issued and outstanding capital stock of Target in exchange for a total of 43,375,638 shares of UHF’s common stock and one share of UHF’s series A convertible preferred stock, convertible into an additional 17,839,800 shares of common stock.  Since UHF’s certificate of incorporation only authorizes the issuance of 50,000,000 shares of common stock, UHF did not have sufficient authorized but unissued shares of common stock in order to complete the acquisition of Target, and so the Board of Directors authorized the issuance to one of the Target Stockholders of one share of series A convertible preferred stock convertible into 17,839,800 shares of common stock at such time as UHF amend its certificate of incorporation to increase the number of authorized shares of common stock or merge with and into another corporation which has sufficient shares of authorized but unissued shares of common stock for issuance upon conversion. The series A convertible preferred stock votes together with the common stock on an as converted basis on all matters submitted to stockholders, including the election of directors, with the one outstanding share of series A convertible preferred stock entitled to 17,839,800 votes.  As of June 30, 2014, UHF had outstanding 45,920,310 shares of common stock and one share of series A convertible preferred stock.

For accounting purposes, the transaction has been accounted for as a reverse acquisition of UHF by Target, the shares issued to Target’s shareholders has been accounted for as a recapitalization of Target and have been retroactively restated for the periods presented because after the share exchange, Target’s shareholders will own the majority of the UHF’s shares and will exercise significant influence over the operating and financial policies of the consolidated entity, and UHF was a non-operating shell with nominal net assets prior to the acquisition. Pursuant to Securities and Exchange Commission (“SEC”) rules, this is considered a capital transaction in substance, rather than a business combination. For accounting purposes, the share exchange transaction with Target and the Target Stockholders was treated as a reverse acquisition, with Target as the acquirer and UHF as the acquired party.

As a result of our acquisition of Target, we now own all of the issued and outstanding capital stock of Real Fortune BVI, which in turn owns all of the issued and outstanding capital stock of Real Fortune Holdings Limited, a Hong Kong limited company (“Real Fortune HK”), which in turn owns all of the issued and outstanding capital stock of Zhangjiakou TongDa Mining Technologies Service Co., Ltd., a Chinese limited company (“China Tongda”).

Target operated in China through Zhuolu Jinxin Mining Co., Ltd. (“China Jinxin”), the Company’s variable interest entity which the Company controls through a series of agreements and, as of January 23, 2014, through its wholly-owned subsidiary, Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”).  The Group’s structure as of June 30, 2014 is as follows:

UHF Incorporated
("The Company")
100%
China Real Fortune Mining Limited (BVI)
("Real Fortune BVI")
100%
Real Fortune Holdings Limited (HK)
("Real Fortune HK")
100%
ZhangJiaKou TongDa Technologies Service Co., Ltd. (PRC)
(China Tongda) ("WFOE")
VIE Contractual Arrangements
100%
Zhuolu Jinxin Mining Co., Ltd. (PRC)
("China Jinxin")
Haixing Huaxin Mining Industry Co., Ltd. (PRC)
("China Huaxin")

China Jinxin is an early stage mining company which processes iron ore at its production facility in Hebei Province. China Jinxin currently does not own any mines or hold any mining rights. Through contractual arrangements among China Tongda and China Jinxin, and its shareholders, the Company controls China Jinxin’s operations and financial affairs. As a result of these agreements, China Tongda is considered the primary beneficiary of China Jinxin (see Note 2) and accordingly, China Jinxin’s results of operations and financial condition are consolidated in the Group financial statements. All issued and outstanding shares of China Jinxin are held by 15 Chinese citizens.

On January 17, 2014, the Company’s Board of Directors approved the acquisition of China Huaxin. On January 17, 2014, the Company entered into a series of substantially identical agreements with 5 shareholders of Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”) pursuant to which the Company acquired the right to acquire 100% of the outstanding shares of China Huaxin.  The consideration to be paid to the shareholders of China Huaxin for their interests consisted, in the aggregate, of cash of 10 million RMB, (US$1.64 million) and 5.1 million shares of the Company’s common stock, valued at $0.014 per share.

Zhangjiakou Tongda Mining Technologies Services Co., Ltd (“China Tongda”), the Company’s wholly-owned Chinese subsidiary, filed a notice of transfer with respect to the change of ownership of China Huaxin with the local company registration authority which was approved on January 23, 2014.

China Huaxin was established in August 2010 and is located in Haixing Qingxian Industrial Park, Cangzhou, Hebei Province PRC.  China Huaxin is engaged in producing and selling Direct Reduced Iron (DRI).  To date, China Huaxin has conducted no business activities other than construction of its DRI production facility.  Construction of the DRI Facility has been completed and China Huaxin is currently in trial production.

The consolidated interim financial information as of June 30, 2014 and for the six and three month periods ended June 30, 2014 and 2013 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) was not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2014, results of operations and cash flows for the six and three month periods ended June 30, 2014 and 2013, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with US GAAP. UHF, Target, Real Fortune BVI and Real Fortune HK’s functional currency is the US Dollar (‘‘USD’’ or “$”), and China Tongda, China Jinxin and China Huaxin’s functional currency is Chinese Renminbi (‘‘RMB’’). The accompanying financial statements are translated from functional currencies and presented in USD.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and its VIE (China Jinxin) for which the Company’s subsidiary China Tongda is the primary beneficiary; and China Tongda 100% owned subsidiary China Huaxin. All transactions and balances among the Company, its subsidiaries and VIE are eliminated in consolidation.

The Company follows ASC 810 which requires a VIE be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE or is entitled to a majority of the VIE’s residual returns.

Going Concern

The Company incurred a net loss of $3.89 million for the six months ended June 30, 2014. The Company also had a working capital deficit of $38.52 million as of June 30, 2014. In addition, the Company has refused to sell its iron ore concentrate to its sole customer because of the low price offered. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. The Company is upgrading its equipment. Once the upgrading project is completed, the Company will be able to resume production. Also, one shareholder of the Company indicated she will continue to fund China Jinxin, although there is no written agreement in place and Jinxin currently owes $10.88 million to this shareholder.  In addition, China Huaxin currently owes $27.72 million to three of the Company’s shareholders (one is the same fund provider of China Jinxin for $19.15 million, the other one is the Company’s CEO for $2.30 million, and the third one is the Company’s shareholder for $6.27 million) for constructing its Direct Reduced Iron (“DRI”) facility. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Business Combination

For a business combination, the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree are recognized at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, are recognized at the full amounts of their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree that excess in earnings is recognized as a gain attributable to the acquirer.

Deferred tax liability and asset are recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 740-10.

Goodwill

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC Topic 350, “Intangibles-Goodwill and Other,” goodwill is not amortized but is tested for impairment, annually or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value, with the fair value of the reporting unit determined using discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

On January 23, 2014, the Company completed the acquisition of China Huaxin.  Under the acquisition method of accounting, the total purchase is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess recorded to goodwill. The Company recognized $6.21 million goodwill from the acquisition (See Note 18).

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had no accounts receivable or bad debt allowances at June 30, 2014 and December 31, 2013.

Inventory

Inventory consists of iron ore, iron ore concentrate and supplies. Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average basis method; including labor and all production overheads.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using shorter of useful live of the property or the unit of depletion method. For shorter-lived assets the straight-line method over estimated lives ranging from 3 to 20 years is used as follows:

Office Equipment	3-5 years
Machinery	10 years
Vehicles	5 years
Building	20 years

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows”, cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.  Cash from operating, investing and financing activities is net of assets and liabilities acquired (See Note 18).

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of China Jinxin and China Huaxin is RMB. For financial reporting purposes, RMB is translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income. There was no significant fluctuation in the exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the six and three months ended June 30, 2014 and 2013 consisted of net loss and foreign currency translation adjustments.

Earnings (loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

The following table presents a reconciliation of basic and diluted loss per share for the six and three months ended June 30, 2014 and 2013, the diluted loss per share is same as the basic loss per share due to anti-dilutive feature.

	Six Months Ended June 30,
	2014	2013

Net loss	$(3,896,132)	$(782,985)

Weighted average shares outstanding – basic	40,791,285	24,786,212
Effect of dilutive securities:
Convertible debts	908,931	-
Preferred shares	17,839,800	17,839,800
Weighted average shares outstanding – diluted	59,540,016	42,626,012

Loss per share – basic	$(0.10)	$(0.03)
Loss per share – diluted	$(0.10)	$(0.03)

	Three Months Ended June 30,
	2014	2013

Net loss	$(3,060,954)	$(401,041)

Weighted average shares outstanding – basic	43,403,601	24,786,212
Effect of dilutive securities:
Convertible debts	-	-
Preferred shares	17,839,800	17,839,800
Weighted average shares outstanding – diluted	61,243,401	42,626,012

Loss per share – basic	$(0.07)	$(0.02)
Loss per share – diluted	$(0.07)	$(0.02)

New Accounting Pronouncements

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  The adoption of this standard is not expected to have a material impact on the Company's condensed consolidated financial position and results of operations.

The Financial Accounting Standards Board ("FASB") has issued Accounting Standards Update ("ASU") No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's condensed consolidated financial position and results of operations.

3. INVENTORY

Inventory consisted of the following at June 30, 2014 and December 31, 2013:

	2014	2013
Material	$2,651,883	$16,950
Finished goods	669,768	675,909
Total	$3,321,651	$692,859

4. MINING RIGHTS

The Company is currently negotiating with the Department of Land and Resources of Hebei Province and the local Zhuolu County government to obtain the rights to mine in Zhuolu County where its production facility is located. Pending the final contract, the Company accrued the cost of mining rights based on the quantity of ore extracted (see Note 11). The Company used $0.38 (RMB 2.4 per ton) based on a royalty rate prescribed by the local authority based on purity of ore in the subject mines. If the rate per ton of ore changes when the contract is finalized, the Company will account for the change prospectively as a change in accounting estimate. The Company did not extract any ore in the six and three months ended June 30, 2014 and 2013, and accordingly did not accrue the cost of mining rights for the six and three months ended June 30, 2014 and 2013.

5. OTHER RECEIVABLE

Other receivables mainly consisted of short-term advance to third party companies, bore no interest and were payable upon demand.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2014 and December 31, 2013:

	2014	2013
Building	$23,585,948	$7,153,152
Production equipment	15,921,391	4,215,104
Transportation equipment	1,312,068	1,265,110
Office equipment	187,685	108,520
Total	41,007,092	12,741,886
Less: Accumulated depreciation	(9,131,666)	(4,670,040)
Net	$31,875,426	$8,071,846

Depreciation for the six months ended June 30, 2014 and 2013 was $1,377,714 and $509,345, respectively.

Depreciation for the three months ended June 30, 2014 and 2013 was $775,297 and $256,314, respectively.

7. ADVANCE FROM RELATED PARTIES

At June 30, 2014 and December 31, 2013, China Jinxin owed a shareholder $10,875,604 and $9,466,133, respectively, for the purchase of equipment used in construction in progress and for working capital. The $10,875,604 will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of commencement of production at the Zhuolu Mine. China Jinxin had not commenced production as of June 30, 2014.  At June 30, 2014, China Jinxin owned another shareholder of $29,255 for working capital needs, it bore no interest and was payable upon demand.

In addition, at June 30, 2014, China Huaxin owed three shareholders $27.72 million for constructing DRI facility. One shareholder was the same lender of China Jinxin with loan amount of $19.15 million, the other shareholder was the Company’s CEO with loan amount of $2.30 million, and the third one is the Company’s shareholder with loan amount of $6.27 million. Of the $27.72 million, $10.69 million was long-term payable with an annual interest rate of 10%, due date on the anniversary of 2.5 years from the date of official production.  The remaining payable bore no interest, and was payable upon demand. At June 30, 2014, China Huaxin also owed one related party who was the brother of the Company’s major shareholder in the amount of $81,264, it bore no interest and was payable upon demand.

Real fortune HK owed the same major lender of China Jinxin and China Huaxin for $1.13 million for its operating needs at June 30, 2014, this advance bore no interest and was payable upon demand.

8. INTANGIBLE ASSETS

Intangible assets consisted solely of land use rights. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. China Jinxin acquired land use rights during 2006 for $0.75 million (RMB 5 million). China Huaxin acquired land use right for $2.96 million (RMB 18.24 million) in November 2012 with fair value of $5.04 million (RMB 31 million) at acquisition date. China Jinxin and China Huaxin has the right to use the land for 20 and 49 years, respectively, and is amortizing such rights on a straight-line basis for 20 and 49 years, respectively.

Intangible assets consisted of the following at June 30, 2014 and December 31, 2013:

	2014	2013
Land use rights	$5,845,682	$815,236
Less: Accumulated amortization	(462,377)	(278,539)
Net	$5,383,305	$536,697
Amortization of intangible assets for the six months ended June 30, 2014 and 2013 was $64,426 and $19,909, respectively. Amortization of intangible assets for the three months ended June 30, 2014 and 2013 was $36,625 and $10,013, respectively. Annual amortization for the next five years from July 1, 2014, is expected to be: $146,630; $146,630; $146,630; $146,630 and $146,630.

9. CONSTRUCTION IN PROGRESS

Construction in progress is for the purchase and installation of equipment for future iron ore refining for China Jinxin. The Company spent $1.44 million and $1.20 million for construction during the six months ended June 30, 2014 and 2013, respectively, and had total construction in progress of $8,794,041 and $7,432,928 at June 30, 2014 and December 31, 2013, respectively. The construction was estimated to be completed by the end of third quarter of 2014.

10. DEFERRED TAX

At June 30, 2014, deferred tax liability $23,906 represented the differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of China Huaxin, which was not allowed per tax purpose.  The deferred tax liability was after the net with deferred tax asset of $3,326, which was arising from the difference between the tax and book for accrued mine restoration cost.

At December 31, 2013, deferred tax asset of $3,356 represented the difference between the tax and book for accrued mine restoration cost.

11. ACCRUED LIABILITIES AND OTHER PAYABLES

CURRENT

Accrued liabilities and other payables consisted of the following at June 30, 2014 and December 31, 2013:

	2014	2013
Accrued payroll	$101,636	$21,706
Accrued service and consulting fee	68,643	69,273
Accrued mining rights (see note 4)	71,899	72,558
Accrued interest	2,449,360	-
Due to unrelated parties	9,321,686	-
Payable for purchase of equipment and material	2,147,483	-
Payable for construction	825,102	-
Other payables	1,139	445,084
Total	$14,986,948	$608,621

As of June 30, 2014, due to unrelated parties of $9,321,686 represented short-term advance from unrelated companies or individuals for the Company’s construction and working capital needs, these advances bore no interest, and payable upon demand.

As of December 31, 2013, other payables mainly consisted of a short-term borrowing of $128,700 for a capital contribution to China Tongda by Real Fortune HK, which bears no interest and is payable on demand; an advance from third parties of $209,942 for the new production line construction, this advance bears no interest and will be repaid when the project is completed, and payable for construction of $106,442.

NONCURRENT

Under local environmental regulations, the Company is obligated at the end of the mine’s useful life to restore and rehabilitate the land that is used in the mining operation. The Company estimates it would cost $560,000 (RMB 3.5 million) to restore the entire mine after extracting all the economical ore for such efforts.

The Company accrued certain mine restoration expenses based on the actual production volume during the period it extracted ore. As of June 30, 2014 and December 31, 2013, the long term accrued mine restoration cost was $13,304 and $13,426, respectively. There was no production during the six and three months ended June 30, 2014 and 2013.

12. PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012. During 2011, the Company paid $2.86 million (RMB 18.0 million). During 2012, the Company did not make any payment on this payable. On March 20, 2013, the Company amended the payment terms and agreed to pay the remaining balance of $902,098 (RMB 5,500,000) on December 31, 2014. Based on the amended agreement, if the Company pays in full by December 31, 2014, no interest will be charged. If the Company defaults, the Company agreed to pay interest starting on January 1, 2015 based on the current bank interest rate for the remaining balance at that time. As of June 30, 2014 and December 31, 2013, the Company has $893,902 and $902,098 of payable to contractors, respectively.  The Company expects to make the payment in full by the end of 2014.

The Company recorded the restructuring of this payable in accordance with ASC 470-60-35-5, as it was a modification of its terms, it did not involve a transfer of assets or grant of an equity interest. Accordingly, the Company accounted for the effects of the restructuring prospectively from the time of restructuring, and did not change the carrying amount of the payable at the time of the restructuring as the carrying amount did not exceed the total future cash payments specified by the new terms.

13. CONVERTIBLE NOTES

To consummate the acquisition of China Huaxin, in a private placement completed on January 20, 2014, the Company issued to three Chinese investors 4% convertible promissory notes due June 30, 2014, in the aggregate face amount of 10 million RMB (US$1.64 million).  The Notes bore interest at the rate of 4% per annum and the face amount of the Notes is convertible into shares of the Company’s common stock at an effective conversion price of 11.11 RMB (US $1.79) per share, with accrued interest payable in cash.

On March 20, 2014, three investors fully converted their convertible promissory notes into 900,000 the Company’s common shares, and waived the repayment of accrued interest at the conversion.

14. INCOME TAXES

The Company’s operating subsidiary is governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The following table reconciles the statutory rates to the Company’s effective tax rate for the six months ended June 30, 2014 and 2013:

	2014	2013
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.0%	9.0%
Valuation allowance on NOL	24.6%	25.0%
Tax per financial statements	(0.4)%	-%

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended June 30, 2014 and 2013:

	2014	2013
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.0%	9.0%
Valuation allowance on NOL	27.9%	25.0%
Tax per financial statements	2.9%	-%

The income tax for the six months ended June 30, 2014 and 2013, consisted of the following:

	2014	2013
Income tax (benefit) expense - current	$-	$-
Income tax benefit - deferred	(15,355)	-
Total income tax benefit	$(15,355)	$-

The income tax for the three months ended June 30, 2014 and 2013, consisted of the following:

	2014	2013
Income tax (benefit) expense - current	$-	$-
Income tax expense - deferred	86,772	-
Total income tax expense	$86,772	$-

15. MAJOR CUSTOMER AND VENDORS

There were no sales in the six and three months ended June 30, 2014 and 2013.

The Company made a 10-year contract with Handan Steel Group Company (“HSG”) a state-owned enterprise, and agreed to sell all of its output from its Zhuolu production facility to HSG. The selling price was to be based on market prices from time to time at a level that would ensure the Company a proper profit margin. HSG agreed to purchase all the Company’s products from its Zhuolu production facility regardless of changes in the market. The Company is economically dependent on HSG. However, due to the high demand of iron ore concentrate in China, the Company believes there are other buyers available if HSG is unable or unwilling to execute the contract. The Company had no sales in the six and three months ended June 30, 2014 or 2013 due to the upgrading of its production lines for improving the iron ore refinement and iron ore concentration rate and its continued refusal to deliver concentrate produced during 2011 due to a pricing dispute with HSG. The upgraded production line project is expected to be finished by the end of third quarter of 2014.

16. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

17. OPERATING RISKS

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company’s sales, purchases and expenses are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to effect the remittance.

All mineral resources in China are owned by the state. Thus, the Company’s ability to obtain iron ore is dependent upon the ability to obtain mineral rights from the relevant state authorities, purchase ore from another party that has mining rights from the state or import ore from outside the PRC. It is generally not feasible to transport iron ore any significant distance before processing. The Company has yet to obtain long term rights to any iron mine and there is no assurance the Company will be able to do so. Although the Company has extracted iron ore from the Zhuolu Mine on which the Company’s production facilities are located, the Company does not have the right to do so and can be subjected to various fines and penalties. The Company is not able to determine the amount of fines and penalties at current stage; however, the Company believes the fine and penalty is negotiable with the authority. If the Company is not able to obtain mining rights to the Zhuolu Mine in the future, the Company will have to cease mining operations at the Zhuolu Mine and the Company will seek to acquire iron ore from third parties. The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.

18. BUSINESS ACQUISITION AND UNAUDITED PRO FORMA INFORMATION

On January 24, 2014, the Company completed the acquisition and acquired all the outstanding capital stock representing 100% equity interest of China Huaxin for $1.64 million in cash and 5.1 million shares of the Target’s common shares valued at $0.014 per share which was paid in full at the closing pursuant to a stock purchase agreement entered into with 5 shareholders of China Huaxin on January 17, 2014. Prior to the acquisition, of the 5 selling shareholders, one major shareholder with 80% ownership of China Huaxin was also a shareholder of Target with 7.6% ownership of Target, and another shareholder with 10% of China Huaxin was the CEO of Target.

As a result of the acquisition, China Huaxin became a wholly owned subsidiary of the Company. The purchase of China Huaxin was accounted for as a business combination under ASC Topic 805, “Business Combinations”.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of January 24, 2014. The fair values of the assets acquired and liabilities assumed at acquisition closing date were used for the purpose of purchase price allocation. The acquisition closing date was January 24, 2014, since there were no material transactions from January 24, 2014 to January 31, 2014, and for convenience of reporting the acquisition for accounting purposes, February 1, 2014 has been designated as the acquisition date.  Under purchase method of accounting, the total purchase is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess charged recorded as goodwill.  Goodwill represents the synergies expected from combining China Huaxin’s business with the Company’s existing operations.   The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, and is a preliminary purchase price allocation based on unaudited financial statements of China Huaxin:

Cash	$133,951
Inventory	2,900,761
Other receivable	8,190
Advance to suppliers	1,163,898
Advance to related parties	412,449
Tax receivable	2,202,788
Property and equipment, net	25,259,540
Intangible assets, net	4,954,089
Goodwill	6,262,456
Accounts payable	(2,704,488)
Other payables and accrued liabilities	(20,624,165)
Advance from related parties	(18,217,214)
Deferred tax liabilities	(42,853)
Purchase price	$1,709,402

The following unaudited pro forma consolidated results of operations of Target and China Huaxin for the six and three months ended June 30, 2014 and 2013, presents the operations of Target and China Huaxin as if the acquisition of China Huaxin occurred on January 1, 2014 and 2013, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	For the six months ended June 30,
	2014	2013
	(Unaudited)
Net sales	$-	$-

Net loss	$(4,202,347)	$(1,065,181)

Basic weighted average shares outstanding	40,791,285	24,786,212
Diluted weighted average shares outstanding	59,540,016	42,626,012

Basic net loss per share	$(0.10)	$(0.04)
Diluted net loss per share	$(0.10))	$(0.04)

	For the three months ended June 30,
	2014	2013
	(Unaudited)
Net sales	$-	$-

Net loss	$(3,133,454)	$(223,076)

Basic weighted average shares outstanding	43,403,601	24,786,212
Diluted weighted average shares outstanding	61,243,401	42,626,012

Basic net loss per share	$(0.07)	$(0.02)
Diluted net loss per share	$(0.07)	$(0.02)

19. SUBSEQUENT EVENTS

On July 2, 2014, we merged Target, our wholly-owned subsidiary, into our company pursuant to Section 253 of the Delaware General Corporation Law.

On July 4, 2014, the Board of Director approved and authorized to enter into an Agreement and Plan of Merger with Adamant DRI Processing and Minerals Group (“Adamant’), its newly formed wholly-owned Nevada subsidiary, pursuant to which the Company will be merged with and into Adamant with Adamant as the surviving entity, as a result of which each outstanding share of common stock of the Company at the effective time of the Merger is converted into one share of the common stock of Adamant, the Company expected to complete the merger by the end August 2014.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a company engaged in iron ore processing and the production of iron ore concentrate in the People’s Republic of China (“PRC”) through our variable interest entity ("VIE"), China Jinxin. Recently we acquired a direct reduced iron production facility in Haixing County, Hebei Province. To date, our only product has been iron ore concentrate produced at our original facility located at the Zhuolu Mine.

On October 1, 2011, effective September 30, 2011, we acquired 100% of the issued and outstanding capital stock of Real Fortune BVI for 8,000,000 shares of our common stock, which effectively constituted 100% of our issued and outstanding capital stock immediately after the consummation of the acquisition. The Share Exchange was accounted for as a recapitalization of Real Fortune BVI effected by a share exchange, wherein Real Fortune BVI was considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Real Fortune BVI were brought forward at their book value and no goodwill was recognized. Consequently, the historical consolidated financial statements of Real Fortune BVI are now the historical financial statements of Target Acquisitions I, Inc.

As a result of our acquisition of Real Fortune BVI, we now own all of the issued and outstanding capital stock of Real Fortune BVI, which in turn owns all of the issued and outstanding capital stock of Real Fortune HK, which in turn owns all of the issued and outstanding capital stock of China Tongda. In addition, we effectively control China Jinxin through the VIE Agreements among China Tongda, China Jinxin and the shareholders of China Jinxin.

In January 2014, we acquired 100% of the outstanding shares of China Huaxin. The consideration paid to the shareholders of China Huaxin consisted, in the aggregate, of 10 million RMB and 5,100,000 shares of our common stock, valued at $0.014 per share.  Unlike China Jinxin, which we control through the VIE Agreements, China Huaxin is directly owned by China Tongda, our wholly owned subsidiary.

Status of Production

Through China Huaxin we own a direct reduced iron production facility which was recently constructed at a cost of approximately $34 million.  This plant has yet to commence operations.

Through China Jinxin we currently own an iron ore concentrate production line in Zhuolu County with an annual production capacity of 300,000 tons of iron ore concentrate. We began construction of this facility in 2007 and initiated production in March 2010. Our operations to date have been limited. We have not obtained the necessary permits to mine any iron ore. Initially we were granted the right to process iron ore recovered during the construction of our production facilities and ancillary roads; however, from August 2010 until December 2011, we mined iron ore on the mine upon which our production facilities are located even though we do not have the right to do so. In December 2011, we stopped mining because we shut down our production facility to upgrade the production lines. If, in the future, we are unable to obtain the necessary permits to mine at the mine on which our production facility is located or in the areas surrounding our production facilities, we will have to purchase iron ore from third parties for processing at our production facilities.

To date, we have received only temporary manufacturing licenses granted by the agencies of the local government, which allow us to process ore that we obtained from Zhuolu Mine, the mine on which our facility is located, or other third parties to utilize our facility.

Our ability to profit from our facility is dependent upon our ability to extract and process iron ore from the Zhuolu Mine and sell the output for a price that enables us to profit. To date, all of our sales have been made to a single customer. We entered into a ten-year contract with this customer which expires in January 2019. Pursuant to this agreement, we agreed to sell the customer, Handan Steel Group Company (“HSG”) all of the output from our Zhuolu facility, which it agreed to purchase. The price paid to us by HSG is to be determined by HSG in light of the quality of our product and market prices and is to be such that it results in a proper margin to us. Thus, our ability to profit from our current production facility over the next six years will be determined by the prices we receive from HSG. We cannot guarantee that HSG will not offer a price below what it pays to the Company’s competitors. The lower price will reduce our profit margin. However, if we are not satisfied with the price set by HSG, we can attempt to renegotiate the price. In an effort to obtain a higher price from HSG, we have yet to deliver iron ore concentrate we produced in the fourth quarter of 2011.

The volume of the iron ore concentrate we sell is determined, in part, by the quality of the crude iron ore we process and the rate at which we process such crude ore. Inasmuch as the price we sell our concentrate to HSG should result in a gross profit, our ability to operate profitably will be determined by the volume of iron ore concentrate we produce and our operating expenses. Our facilities began processing crude iron ore in March 2010 and were idle for approximately six months because of the government shutdown of our electricity and have been idle since December 2011 because of our decision to upgrade our production lines. Thus, to date, our facilities have not operated at maximum capacity for a full year on an uninterrupted basis.

Our current Zhuolu production plant can process up to 800,000 tons of iron ore every year from which we can derive approximately 300,000 tons of iron ore concentrate. However, in December 2011 we halted production to upgrade the production lines to improve their iron ore refinement and iron ore concentration rates. We estimate this upgrade will be finished by July 2014. Because our production lines were shut down and we did not resolve our dispute with HSG and continue to hold the concentrate produced in 2011, we generated no revenues and incurred no production costs during 2012 and 2013. We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output.

There was no production for the six and three months June 30, 2014 and 2013.

All mineral resources in China are owned by the state. Thus, our ability to obtain iron ore depends upon our ability to obtain mineral licenses from the relevant state authorities, purchase ore from another party that has mining rights or import ore from outside of China. It is generally not feasible to transport iron ore any significant distance before processing. We believe, as evidenced by our shareholders willingness to finance the construction of our facilities, there is sufficient iron ore in the vicinity of our facilities to enable us to operate them at a profit. Nevertheless, we have yet to obtain long term rights to any iron mine and there is no assurance we will be able to do so. Although we extracted iron ore from the Zhuolu Mine where our production facilities are located, we do not have the right to do so and can be subjected to various fines and penalties. However, since we paid geological survey fees on behalf of the local government so it could process applications related to the right to mine the Zhuolu Mine and has not received any challenges from any authorities regarding our mining activities, we believe that even if fines and penalties are assessed against us in the future, the amount should be negotiable with the authorities. If we are unable to obtain mining rights to the Zhuolu Mine, we will have to acquire iron ore from third parties. The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.

To date we have been dependent upon cash advances from one of the shareholder of the Company. If we were not to obtain sufficient iron ore for processing, it is likely our operations would cease unless this shareholder continue to provide sufficient funds to maintain our plant and equipment until such time as our operations could be resumed.

We may seek to grow our operations by acquiring mining rights and other production facilities. The cash necessary to acquire such rights may exceed that which we have on hand. In such event, we may seek to raise the necessary cash through bank loans or the issuance of equity to the vendors of such rights, our shareholders or third parties. There can be no assurance such cash will be available to us on reasonable terms, if at all. The prices and terms at which we issue equity securities and the performance of any rights or facilities we acquire, will determine whether we operate profitably.

The profitability of the mining industry in China and of our Company in particular, is dependent upon the demand for iron ore and other metals within China. This demand in turn, is influenced by general economic factors, such as the rate of growth of the economy and of the construction industry. There can be no assurance that China will maintain the rapid rates of growth it has experienced in the recent past. If the rate of growth of the Chinese economy were to slow down, demand for iron and steel could fall, adversely impacting our operations.

Results of Operations

Comparison of the six months ended June 30, 2014 and 2013

					Dollar	Percentage
	2014	% of Sales	2013	% of Sales	Increase (Decrease)	Increase (Decrease)
Operating expenses	$3,468,550	-	$782,755	-%	$2,685,795	343%
Loss from operations	(3,468,550)	-	(782,755)	-%	2,685,795	343%
Other expense, net	(442,937)	-	(230)	-%	442,707	1925%
Loss before income taxes	(3,911,487)	-	(782,985)	-%	3,128,502	400%
Income tax benefit	(15,355)	-	-	-%	15,355	-%
Net loss	$(3,896,132)	-	$(782,985)	-%	$3,113,147	398%

Sales

Our revenues are derived from the sale of iron ore concentrate. We commenced production in March 2010. However, we ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption. We installed power equipment to enable it to maintain a stable power supply to our production equipment and management believes the Energy Saving and Emission Reduction Plan is one-time event and disruptions to our access to energy will not have a material impact on our production in the future. We also ceased production since December 2011 to upgrade our production facilities and this upgrade is continuing. Further, due to a pricing dispute with HSG, our customer, we have not delivered concentrate produced in 2011. Consequently, sales for the six months ended June 30, 2014 and 2013 were $0. We estimate the upgrade to our facilities and testing of the upgrade will be finished by the end of third quarter of 2014. We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output. We acquired a new subsidiary China Huaxin in January 2014, through China Huaxin we own a direct reduced iron production facility which was recently constructed, and expect to put into operation by the end of third quarter of 2014.

Cost of Goods Sold

Cost of goods ("COGS") sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore and iron ore concentrate.

Due to absence of sales and production for the reasons discussed above, ("COGS") for the six months ended June 30, 2014 and 2013 were $0.

Gross Profit

Because we did not have any sales and production, there was no gross profit for the six months ended June 30, 2014 and 2013.

Operating Expenses

Operating expenses consists mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities expenses, and audit and legal expenses.

Operating expenses were $3,468,550 for the six months ended June 30, 2014, compared to $782,755 for the 2013 period, an increase of $2,685,795 or 343%. The increase was mainly due to acquisition of China Huaxin, which had operating expenses of $2,163,537, mainly from depreciation of fixed assets and amortization of land use right. China Jinxin’s operating expense was $790,718 for the six months ended June 30, 2014, close to the operating expense of $782,755 for the 2013 period.

Other Expenses

Other expenses were $442,937 for the six months ended June 30, 2014, compared to $230 for the 2013 period.  The increase in other expense was mainly due to interest expense of $440,811 of China Huaxin.

Net Loss

As a result of the lack of sales and production discussed above, the Company had a net loss of $3,896,132 for the six months ended June 30, 2014, compared to $782,985 for the six months ended June 30, 2013.

Comparison of the three months ended June 30, 2014 and 2013

					Dollar	Percentage
	2014	% of Sales	2013	% of Sales	Increase (Decrease)	Increase (Decrease)
Operating expenses	$2,532,732	-	$401,014	-%	$2,131,718	532%
Loss from operations	(2,532,732)	-	(401,014)	-%	2,131,718	532%
Other expense, net	(441,450)	-	(27)	-%	441,423	16349%
Loss before income taxes	(2,974,182)	-	(401,041)	-%	2,573,141	642%
Income tax expense	86,772	-	-	-%	86,772	-%
Net loss	$(3,060,954)	-	$(401,041)	-%	$2,659,913	663%

Sales

Our revenues are derived from the sale of iron ore concentrate. We commenced production in March 2010. However, we ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption. We installed power equipment to enable it to maintain a stable power supply to our production equipment and management believes the Energy Saving and Emission Reduction Plan is one-time event and disruptions to our access to energy will not have a material impact on our production in the future. We also ceased production since December 2011 to upgrade our production facilities and this upgrade is continuing. Further, due to a pricing dispute with HSG, our customer, we have not delivered concentrate produced in 2011. Consequently, sales for the three months ended June 30, 2014 and 2013 were $0. We estimate the upgrade to our facilities and testing of the upgrade will be finished by the end of third quarter of 2014. We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output. We acquired a new subsidiary China Huaxin in January 2014, through China Huaxin we own a direct reduced iron production facility which was recently constructed, and expect to put into operation by the end of third quarter of 2014.

Cost of Goods Sold

Cost of goods ("COGS") sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore and iron ore concentrate.

Due to absence of sales and production for the reasons discussed above, ("COGS") for the three months ended June 30, 2014 and 2013 were $0.

Gross Profit

Because we did not have any sales and production, there was no gross profit for the three months ended June 30, 2014 and 2013.

Operating Expenses

Operating expenses consists mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities expenses, and audit and legal expenses.

Operating expenses were $2,532,732 for the three months ended June 30, 2014, compared to $401,014 for the 2013 period, an increase of $2,131,718 or 532%. The increase was mainly due to acquisition of China Huaxin, which had operating expenses of $1,705,189, mainly from depreciation of fixed assets and amortization of land use right.

Other Expenses

Other expenses were $441,450 for the three months ended June 30, 2014, compared to $27 for the 2013 period.  The increase in other expense was mainly due to interest expense of $440,811 of China Huaxin.

Net Loss

As a result of the lack of sales and production discussed above, the Company had a net loss of $3,060,954 for the three months ended June 30, 2014, compared to $401,041 for the three months ended June 30, 2013.

Liquidity and Capital Resources

The Company’s ability to generate cash from operations is dependent upon its ability to obtain iron ore to process and to maintain the permits necessary to process such ore at its current facilities, neither of which is assured. If the Company cannot obtain iron ore to process or is no longer able to process ore, it would be dependent upon cash infusions from its current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain its facilities until it can resume operations. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and China Jinxin currently owes $10.88 million to the shareholder. In addition, China Huaxin borrowed $27.72 million from three of the Company’s shareholders (one is the same fund provider of China Jinxin for $19.15 million, the other one is the Company’s CEO for $2.30 million, and the third one is the Company’s shareholder for $6.27 million). Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

Other than current construction in progress, which will be funded by one of the Company’s shareholder, we do not anticipate significant cash expenditures in the immediate future on our current production facilities. Nevertheless, we may require working capital once we resume production at our facilities. The shareholders of the Company verbally agreed to continue to provide cash to satisfy the Company’s working capital needs. However, in the future, the Company intends to continue the expansion of operations by acquiring new production facilities and mines. The acquisitions will be paid for with cash or our equity securities, or combinations of both. Failure to obtain such financing could have a material adverse effect on our business expansion. The sale by the Company of its equity securities would dilute the interest of its current shareholders. Further, there is no guarantee of the terms on which such an issuance would occur, if at all, would be favorable to the Company’s current shareholders.

As of June 30, 2014, cash and equivalents were $633,268, compared to $27,310 as of December 31, 2013. The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2014 and 2013, respectively.

	2014	2013
Net cash used in operating activities	$(19,100,369)	$(185,652)
Net cash used in investing activities	(2,403,980)	(1,205,102)
Net cash provided by financing activities	$22,111,375	$1,389,467

Net cash used in operating activities

Cash has historically been used in operations. Net cash used in operating activities was $19.10 million for the six months ended June 30, 2014, compared to net cash used in operating activities of $185,652 in the same period of 2013. The increase of cash outflow from operating activities for the six months ended June 30, 2014 was principally attributable to increased payment made for other receivable, accrued expenses and other payables, as well as our increased net loss.

Net cash used in investing activities

Net cash used in investing activities was $2,403,980 for the six months ended June 30, 2014, compared to cash used in investing activities of $1,205,102 for the same period of 2013. The increased cash outflow during the six months ended June 30, 2014 and 2013 was mainly attributable to purchases of equipment, construction in progress for installation for future iron ore refining system, and cash paid for acquisition of China Huaxin.  We paid $1.44 million for construction in progress, $0.18 million for purchase of equipment, and $1.50 million for acquisition of China Huaxin (after net with $133,495 cash received from the acquisition) in the six months ended June 30, 2014, comparing with $1.12 million for construction in progress in the six months ended June 30, 2013.

Net cash provided by financing activities

Net cash provided by financing activities was $22,111,375 for the six months ended June 30, 2014, compared to $1,389,467 net cash provided by financing activities in the same period of 2013. The net cash provided by financing activities in the six months ended June 30, 2014 was due to advances from shareholders and related parties of $20.47 million for the Company’s working capital and construction needs as a result of Company’s lack of cash inflow due to temporary cease of the production and sales, and proceeds from convertible debts of $1.64 million, comparing with $1.39 million advance from the shareholder for the six months ended June 30, 2013.  The convertible debts was fully converted into 900,000 of the Company’s common shares in March 2014.

At June 30, 2014, we had a working capital deficit of $38.52 million, an increase of $28.13 million from the deficit at December 31, 2013 of $10.38 million which was driven by acquisition of China Huaxin which had a working capital deficit of $25.48 million, as well as increased advances from shareholders in the form of loans for our construction of the iron ore refining facility as a result of our lack of sales and cash inflow. The Company had no bank loans at June 30, 2014 and December 31, 2013.

As of June 30, 2014, China Jinxin borrowed $10,875,604 from one of its shareholders for working capital and production facility construction needs. The loan of $10,875,604 will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificate of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine. China Huaxin borrowed $27.72 million from three shareholders, the borrowing bore no interest, and payable upon demand.

To consummate the acquisition of China Huaxin, in January 2014 we completed a private placement whereby we issued to three Chinese investors our 4% convertible promissory notes in the aggregate face amount of 10 million RMB. The Notes bore interest at the rate of 4% per annum and the principal amount is convertible into shares of our common stock at an effective conversion price of 11.11 RMB or US $1.79 per share. The convertible debts was fully converted into 900,000 of the Company’s common shares in March 2014 by 3 investors.  In addition to the repayment of the Notes, we will require additional working capital to bring the DRI production facility owned by China Huaxin on-line and commence production.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We present below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following table summarizes our contractual obligations as of June 30, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$893,902	$893,902	$	$-	$-

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which were prepared in accordance with US GAAP. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Emerging Growth Company

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an "emerging growth company" or (ii) affirmatively and irrevocably opt out of this extended transition period. We elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date we are no longer an "emerging growth company" or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard. The Jobs Act also provides  exemption from auditor reporting on the Company’s Internal Control Over Financial reporting as required by section 404(b) of the Sarbanes_Oxley Act of 2002.

Basis of Presentations

Our financial statements are prepared in accordance with US GAAP and the requirements of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).

Going Concern

We incurred a net loss of $3.89 million for the six months ended June 30, 2014. We also had a working capital deficit of $38.52 million as of June 30, 2014. In addition we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. The price of iron ore concentrate is still in decline. These conditions raise a substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are in the process of upgrading our equipment. Once the upgrading project is completed, we will be able to resume production. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and the Company currently owes $10.88 million to the shareholder. In addition, China Huaxin borrowed $27.72 million from three shareholders. Despite such commitments, there is no assurance that adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Sales are recognized when a formal arrangement exists, which is generally represented by a contract between the Company and the buyer; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery; no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Sales represent the invoiced value of iron ore and iron ore concentrate, net of value-added tax (“VAT”). All of the Company’s iron ore concentrate sold in the PRC is subject to a VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB were translated into United States Dollars (“USD” or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in the exchange rate for the conversion of RMB to USD after the balance sheet date.

The fluctuation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China (“PBOC”) or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the PBOC.

The Company uses FASB ASC Topic 220, “Comprehensive Income”.  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

Item 4.Controls and Procedures.

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

On June 30, 2014, we, then a public shell company, acquired Target Acquisitions I, Inc. in a transaction treated as a reverse acquisition. At such time we adopted the system of disclosure controls and procedures of Target Acquisitions I, Inc. as ours. Such disclosure controls and procedures were not adequate for a public reporting company and our management began the process of upgrading our disclosure controls and procedures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at the end of the period covered by this report, such disclosure controls and procedures were not effective.  This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

(b) Changes in Internal Control over Financial Reporting.

Changes in Internal Controls

 There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.
PART II

OTHER INFORMATION

Item 1A – Risk Factors.

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described under the heading “Risk Factors” in Item 2.01 of our Current Report on Form 8-K for the filed on July 7, 2014 (the “Form 8-K”) and “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 2 of Part I of this report and our consolidated financial statements and related notes included in Item 1 of Part I of this report. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

There have been no material changes in the risk factors previously disclosed in the Form 8-K.

Item 6 - Exhibits

The following exhibits are filed with this amendment to this report:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label
101.PRE*	XBRL Taxonomy Extension Presentation
__________
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

UHF INCORPORATED

Dated: August 27, 2014	By:	/s/ Changkui Zhu
Changkui Zhu
Chief Executive Officer