Form 10-Q
period 2014-09-30
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2014-11-14
CIK 1171008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2014
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-49729

Adamant DRI Processing and Minerals Group
(Exact Name of Registrant as Specified in its Charter)

Nevada	61-1745150
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Chunshugou Luanzhuang Village, Zhuolu County, Zhangjiakou, Hebei Province, China	075600
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: 86-313-6732526

UHF Incorporated
(Former name or former address, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity as at the latest practicable date:

At November 3, 2014, we had outstanding 45,920,310 shares of common stock.

ADAMANT DRI PROCESSING AND MINERALS GROUP

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Item 1A. Risk Factors	25

Item 6. Exhibits	25

Signatures	26

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	September 30, 2014	December 31, 2013
ASSETS

CURRENT ASSETS
Cash & equivalents	$129,881	$27,310
Inventory	3,245,228	692,859
Value-added tax receivable	2,336,958	-
Advance to suppliers	929,873	-
Other receivables	1,561,171	4,891

Total current assets	8,203,111	725,060

NONCURRENT ASSETS
Property and equipment, net	34,069,672	8,071,846
Intangible assets, net	5,347,114	536,697
Construction in progress	9,037,477	7,432,928
Advance to suppliers for construction and equipment	1,071,557	1,051,458
Deferred tax assets	-	3,356
Goodwill	5,072,078	-

Total noncurrent assets	54,597,898	17,096,285

TOTAL ASSETS	$62,801,009	$17,821,345

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,721,002	$248
Accrued liabilities and other payables	14,530,364	608,621
Income tax payable	134,368	135,594
Payable to contractors	893,946	902,098
Advance from related parties	40,274,149	9,466,133

Total current liabilities	58,553,829	11,112,694

NONCURRENT LIABILITIES
Accrued expense	13,305	13,426
Deferred tax liability, net	557,693	-

Total noncurrent liabilities	570,998	13,426

Total liabilities	59,124,827	11,126,120

STOCKHOLDERS' EQUITY
Convertible preferred stock: $0.001 par value; 10,000,000 shares authorized, 1 share issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value; authorized shares 101,000,000; issued and outstanding 45,920,310 and 24,786,212 shares at September 30, 2014 and December 31, 2013, respectively	45,926	24,786
Additional paid in capital	7,020,989	5,279,526
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	721,356	794,673
Retained earnings (accumulated deficit)	(4,669,342)	38,987

Total stockholders' equity	3,676,182	6,695,225

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,801,009	$17,821,345

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013

Operating expenses
General and administrative	$4,008,107	$1,229,989	$539,557	$447,234

Loss from operations	(4,008,107)	(1,229,989)	(539,557)	(447,234)

Non-operating income (expenses)
Interest income	63	59	19	20
Interest expense	(712,515)	-	(271,704)	-
Financial expense	(1,069)		(531)	(128)
Other expense	(4,877)	(397)	(3,245)	-

Total non-operating expenses, net	(718,398)	(338)	(275,461)	(108)

Loss before income tax	(4,726,505)	(1,230,327)	(815,018)	(447,342)
Income tax expense	(18,175)	-	(2,820)	-

Net loss	(4,708,330)	(1,230,327)	(812,198)	(447,342)

Other comprehensive item
Foreign currency translation gain (loss)	(73,317)	176,780	(13,182)	37,784

Net comprehensive loss	$(4,781,647)	$(1,053,547)	$(825,380)	$(409,558)

Basic weighted average shares outstanding	42,519,748	24,786,212	45,920,310	24,786,212
Diluted weighted average shares outstanding *	60,962,172	24,786,212	63,760,110	24,786,212

Basic net loss per share	$(0.11)	$(0.05)	$(0.02)	$(0.02)
Diluted net loss per share	$(0.11)	$(0.05)	$(0.02)	$(0.02)

* 17,839,800 shares issuable upon conversion of preferred stock and 602,624 shares issuable upon conversion of convertible debts were excluded in calculating diluted loss per share for the nine months ending September 30, 2014 due to the fact that issuance of the shares is anti-dilutive.

* 17,839,800 shares issuable upon conversion of preferred stock were excluded in calculating diluted loss per share for the three months ending September 30, 2014 due to the fact that issuance of the shares is anti-dilutive.

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,708,330)	$(1,230,327)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,220,202	797,668
Change in deferred tax	(18,175)	-
(Increase) decrease in assets and liabilities:
Inventory	(20,773)	(1,810)
Other receivable	(1,548,651)	-
Advance to suppliers	(930,146)	(2,082,162)
Accounts payable	92,664	-
Accrued liabilities and other payables	(6,954,862)	15,594
Tax payable	(151,220)	-

Net cash used in operating activities	(12,019,291)	(2,501,037)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(1,183,794)	(3,693,763)
Acquisition of property, plant & equipment	(970,322)	(15,519)
Acquisition of China Huaxin, net of cash acquired	(1,505,046)	-

Net cash used in investing activities	(3,659,162)	(3,709,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debts	1,638,002	-
Advance from related party	14,143,586	6,209,586

Net cash provided by financing activities	15,781,588	6,209,586

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(564)	625

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	102,571	(108)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	27,310	28,302

CASH & EQUIVALENTS, END OF PERIOD	$129,881	$28,194

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of convertible debts into common stock	$1,638,002	$-

ADAMANT DRI PROCESSING AND MINERALS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Adamant DRI Processing and Minerals Group (“Adamant’ or “the Company or “Group”), is a Nevada State Company  newly formed in July 2014.  DRI stands for Direct Reduced Iron that is produced using advanced reduction rotary kiln technology with iron sand as the principal raw material. ‘Reduced Iron’ derives its name from the chemical change that iron ore undergoes when it is heated in a furnace at high temperatures in the presence of hydrocarbon-rich gasses. ‘Direct reduction’ refers to processes which reduce iron oxides to metallic iron below the melting point of iron. The product of such solid state processes are called direct reduced iron (“DRI”). The use of DRI for steelmaking in electric arc furnaces allows the production of high quality metal with a low content of harmful impurities which can be used in both high-tech and standard industries.  DRI offers an attractive option due to its small scale low capital investment requirements and its adaptability to local raw material situations. Consequently production has been expanding rapidly over the past three decades.  On July 4, 2014, the Company’s Board of Director authorized the Company to enter into an Agreement and Plan of Merger with UHF Incorporated (“UHF”), pursuant to which UHF merged with and into Adamant with Adamant as the surviving entity, as a result of which each outstanding share of common stock of UHF at the effective time of the Merger was converted into one share of the common stock of Adamant, The Company completed the merger at the end of August 2014.

UHF is a corporation organized under the laws of the state of Delaware, and is the successor to UHF Incorporated, a Michigan corporation (“UHF Michigan”), as a result of domicile merger effected on December 29, 2011.

On June 30, 2014, UHF entered into and closed a share exchange agreement, or the Target Share Exchange Agreement, with Target Acquisitions I, Inc., a Delaware corporation (“Target”), and the stockholders of Target (the “Target Stockholders”), pursuant to which UHF acquired 100% of the issued and outstanding capital stock of Target in exchange for 43,375,638 shares of UHF’s common stock and one share of UHF’s series A convertible preferred stock, convertible into an additional 17,839,800 shares of common stock.  Since UHF’s certificate of incorporation only authorized the issuance of 50,000,000 shares of common stock, UHF did not have sufficient authorized but unissued shares of common stock to complete the acquisition of Target, and so the Board of Directors authorized the issuance to one of the Target Stockholders of one share of series A convertible preferred stock convertible into 17,839,800 shares of common stock at such time as UHF amended its certificate of incorporation to increase the number of authorized shares of common stock or merged with and into another corporation which had sufficient shares of authorized but unissued shares of common stock for issuance upon conversion. The series A convertible preferred stock votes together with the common stock on an as converted basis on all matters submitted to stockholders, including the election of directors, with the one outstanding share of series A convertible preferred stock entitled to 17,839,800 votes.  As of the date of closing of the share exchange, UHF had outstanding 45,920,310 shares of common stock and one share of series A convertible preferred stock.

For accounting purposes, the transaction has been accounted for as a reverse acquisition of UHF by Target. The shares issued to Target’s shareholders have been accounted for as a recapitalization of Target and have been retroactively restated for the periods presented because after the share exchange, Target’s shareholders owned the majority of the UHF’s oustanding shares and exercised significant influence over the operating and financial policies of the consolidated entity, and UHF was a non-operating shell with nominal net assets prior to the acquisition. Pursuant to Securities and Exchange Commission (“SEC”) rules, this is considered a capital transaction in substance, rather than a business combination. For accounting purposes, the share exchange transaction with Target and the Target Stockholders was treated as a reverse acquisition, with Target as the acquirer and UHF as the acquired party.

As a result of the acquisition of Target and UHF, the Company now owns all of the issued and outstanding capital stock of Real Fortune BVI, which in turn owns all of the issued and outstanding capital stock of Real Fortune Holdings Limited, a Hong Kong limited company (“Real Fortune HK”), which in turn owns all of the issued and outstanding capital stock of Zhangjiakou TongDa Mining Technologies Service Co., Ltd., a Chinese limited company (“China Tongda”).

Target operated in China through Zhuolu Jinxin Mining Co., Ltd. (“China Jinxin”), the Company’s variable interest entity which the Company controls through a series of agreements between China Jinxin and China Tongda and, as of January 24, 2014, owned Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”) through its wholly-owned subsidiary China Tongda.  The Group’s structure as of September 30, 2014 is as follows:

China Jinxin is an early stage mining company which processes iron ore at its production facility in Hebei Province. China Jinxin currently does not own any mines or hold any mining rights. Through contractual arrangements among China Tongda and China Jinxin, and its shareholders, the Company controls China Jinxin’s operations and financial affairs. As a result of these agreements, China Tongda is considered the primary beneficiary of China Jinxin (see Note 2) and accordingly, China Jinxin’s results of operations and financial condition are consolidated in the Group’s financial statements. All issued and outstanding shares of China Jinxin are held by 15 Chinese citizens.

On January 17, 2014, the Company entered into a series of substantially identical agreements with 5 shareholders of Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”) pursuant to which the Company acquired 100% of the outstanding shares of China Huaxin.  The consideration paid to the shareholders of China Huaxin for their interests consisted, in the aggregate, of cash of 10 million RMB, (US$1.64 million) and 5.1 million shares of the Company’s common stock, valued at $0.014 per share.

Zhangjiakou Tongda Mining Technologies Services Co., Ltd (“China Tongda”), the Company’s wholly-owned Chinese subsidiary, filed a notice of transfer with respect to the change of ownership of China Huaxin with the local company registration authority which was approved on January 23, 2014.

China Huaxin was established in August 2010 and is located in Haixing Qingxian Industrial Park, Cangzhou, Hebei Province PRC.  China Huaxin is engaged in producing and selling Direct Reduced Iron (DRI).  To date, China Huaxin has conducted no business activities other than construction of its DRI production facility.  Construction of the DRI Facility has been completed and China Huaxin is currently in trial production, and expects official production starting from the end of 2014.

The consolidated interim financial information as of September 30, 2014 and for the nine and three month periods ended September 30, 2014 and 2013 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2014, results of operations and cash flows for the nine and three month periods ended September 30, 2014 and 2013, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with US GAAP. Adamant, UHF, Target, Real Fortune BVI and Real Fortune HK’s functional currency is the US Dollar (‘‘USD’’ or “$”), and China Tongda, China Jinxin and China Huaxin’s functional currency is Chinese Renminbi (‘‘RMB’’). The accompanying financial statements are translated from functional currencies and presented in USD.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and its VIE (China Jinxin) for which the Company’s subsidiary China Tongda is the primary beneficiary; and China Tongda’s 100% owned subsidiary China Huaxin. All transactions and balances among the Company, its subsidiaries and VIE are eliminated in consolidation.

The Company follows ASC 810 which requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE or is entitled to a majority of the VIE’s residual returns.

Going Concern

The Company incurred a net loss of $4.71 million for the nine months ended September 30, 2014. The Company also had a working capital deficit of $50.35 million as of September 30, 2014. In addition, China Jinxin has refused to sell its iron ore concentrate to its sole customer because of the low price offered. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. China Jinxin is upgrading its equipment. Once the upgrading project is completed at the end of 2014, the Company will be able to resume production. Also, one shareholder of the Company indicated she will continue to fund China Jinxin, although there is no written agreement in place and Jinxin currently owes $11.26 million to this shareholder.  In addition, China Huaxin currently owes $27.77 million to three of the Company’s shareholders (one is the individual who provided $19.47 million to China Jinxin) for constructing its Direct Reduced Iron (“DRI”) facility, which is currently in trial production and is expected to begin official production at the end of 2014. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC Topic 350, “Intangibles-Goodwill and Other,” goodwill is not amortized but is tested for impairment, annually or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value, with the fair value of the reporting unit determined using discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of  DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

On January 23, 2014, the Company completed the acquisition of China Huaxin.  Under the acquisition method of accounting, the total purchase is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess recorded to goodwill. The Company recognized $5.07 million goodwill from the acquisition (See Note 18).

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had no accounts receivable or bad debt allowances at September 30, 2014 and December 31, 2013.

Inventory

Inventory consists of iron ore, iron ore concentrate and supplies. Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average basis method; including labor and all production overheads.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is computed using shorter of useful lives of the property or the unit of depletion method. For shorter-lived assets the straight-line method over estimated lives ranging from 3 to 20 years is used as follows:

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the nine and three months ended September 30, 2014 and 2013 consisted of net loss and foreign currency translation adjustments.

Earnings (loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

The following table presents a reconciliation of basic and diluted loss per share for the nine and three months ended September 30, 2014 and 2013, the diluted loss per share is same as the basic loss per share due to anti-dilutive feature.

	Nine Months Ended September 30,
	2014	2013

Net loss	$(4,708,330)	$(1,230,327)

Weighted average shares outstanding – basic	42,519,748	24,786,212
Effect of dilutive securities:
Convertible debts	602,624	-
Preferred shares	17,839,800	-
Weighted average shares outstanding – diluted *	60,962,172	24,786,212

Loss per share – basic	$(0.11)	$(0.05)
Loss per share – diluted	$(0.11)	$(0.05)

* 17,839,800 shares issuable upon conversion of perferred stock and 602,624 shares issuable upon conversion of convertible debts were excluded in calculating weighted average diluted loss per share as the effect of their issuance is anti-dilutive.

	Three Months Ended September 30,
	2014	2013

Net loss	$(812,198)	$(447,342)

Weighted average shares outstanding – basic	45,920,310	24,786,212
Effect of dilutive securities:
Convertible debts	-	-
Preferred shares	17,839,800	-
Weighted average shares outstanding – diluted *	63,760,110	24,786,212

Loss per share – basic	$(0.02)	$(0.02)
Loss per share – diluted	$(0.02)	$(0.02)

* 17,839,800 shares issuable upon conversion of perferred stock were excluded in calculating weighted average diluted loss per as to the effect of their issuance is anti-dilutive.

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

3. INVENTORY

Inventory consisted of the following at September 30, 2014 and December 31, 2013:

	2014	2013
Material	$2,631,577	$16,950
Finished goods	669,801	675,909
Less: inventory impairment	(56,150)	-
Total	$3,245,228	$692,859

4. MINING RIGHTS

The Company is currently negotiating with the Department of Land and Resources of Hebei Province and the local Zhuolu County government to obtain the rights to mine in Zhuolu County where its production facility is located. Pending the final contract, the Company accrued the cost of mining rights based on the quantity of ore extracted (see Note 11). The Company used $0.38 (RMB 2.4 per ton) based on a royalty rate prescribed by the local authority based on the purity of ore in the subject mines. If the rate per ton of ore changes when the contract is finalized, the Company will account for the change prospectively as a change in an accounting estimate. The Company did not extract any ore in the nine and three months ended September 30, 2014 and 2013, and accordingly did not accrue the cost of mining rights for the nine and three months ended September 30, 2014 and 2013.

5. OTHER RECEIVABLE

Other receivables mainly consisted of short-term advances to third party companies, bore no interest and were payable upon demand.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2014 and December 31, 2013:

	2014	2013
Building	$22,557,895	$7,153,152
Production equipment	16,758,199	4,215,104
Transportation equipment	1,312,132	1,265,110
Office equipment	187,694	108,520
Total	40,815,920	12,741,886
Less: Accumulated depreciation	(6,746,248)	(4,670,040)
Net	$34,069,672	$8,071,846

Depreciation for the nine months ended September 30, 2014 and 2013 was $2,119,572and $767,675, respectively.

Depreciation for the three months ended September 30, 2014 and 2013 was $741,858 and $258,330, respectively.

7. ADVANCE FROM RELATED PARTIES

At September 30, 2014 and December 31, 2013, China Jinxin owed its shareholders $11,293,038 and $9,466,133, respectively, for the purchase of equipment used in construction in progress and for working capital. The advance from shareholders will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of commencement of production at the Zhuolu Mine. China Jinxin had not commenced production as of September 30, 2014.

In addition, at September 30, 2014, China Huaxin owed three shareholders $27.77 million used  to construct its DRI facility. Of the $27.77 million, $7.83 million had an annual interest rate of 10% and a due date of 6 months from the start date of official production.  The remaining payable bore no interest, and is payable upon demand. At September 30, 2014, China Huaxin also owed one related party who is the brother of the Company’s major shareholder the amount of $81,268, this loan bore annual interest of 10% and is payable upon demand.

Real fortune HK owed one shareholder for $1.13 million for its operating needs at September 30, 2014, this advance bore no interest and is payable upon demand.

8. INTANGIBLE ASSETS

Intangible assets consisted solely of land use rights. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. China Jinxin acquired land use rights during 2006 for $0.75 million (RMB 5 million). China Huaxin acquired land use right for $2.96 million (RMB 18.24 million) in November 2012 with fair value of $5.04 million (RMB 31 million) at acquisition date. China Jinxin and China Huaxin have the right to use their land for 20 and 49 years, respectively, and are amortizing such rights on a straight-line basis for 20 and 49 years, respectively.

Intangible assets consisted of the following at September 30, 2014 and December 31, 2013:

	2014	2013
Land use rights	$6,008,503	$815,236
Less: Accumulated amortization	(661,388)	(278,539)
Net	$5,347,114	$536,697

Amortization of intangible assets for the nine months ended September 30, 2014 and 2013 was $100,629 and $29,992, respectively. Amortization of intangible assets for the three months ended September 30, 2014 and 2013 was $36,203 and $10,083, respectively. Annual amortization for the next five years from October1, 2014, is expected to be: $145,980; $145,980; $145,980; $145,980and $145,980

9. CONSTRUCTION IN PROGRESS

Construction in progress is for the purchase and installation of equipment for future iron ore refining for China Jinxin.  Jinxin had total construction in progress of $9,037,477 and $7,432,928 at September 30, 2014 and December 31, 2013, respectively.

10. DEFERRED TAX

At September 30, 2014, deferred tax liability of $557,693 represented the differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of China Huaxin.  The non current deferred tax liability is presented   net of non-current  deferred tax asset of $3,326, which was arose from the difference between the tax and book amounts for accrued mine restoration costs.

At December 31, 2013, deferred tax asset of $3,356 represented the difference between the tax and book amounts for accrued mine restoration cost.

11. ACCRUED LIABILITIES AND OTHER PAYABLES

CURRENT

Accrued liabilities and other payables consisted of the following at September 30, 2014 and December 31, 2013:

	2014	2013
Accrued payroll	$216,696	$21,706
Accrued service and consulting fee	68,647	69,273
Accrued mining rights (see note 4)	71,903	72,558
Accrued interest	2,722,904	-
Due to unrelated parties	8,616,869	-
Payable for social insurance	16,666
Payable for purchase of equipment and material	2,146,505	-
Payable for construction	667,572	-
Other payables	2,603	445,084
Total	$14,530,365	$608,621

As of September 30, 2014, due to unrelated parties of $8,616,869 represented short-term advance from unrelated companies or individuals for the Company’s construction and working capital needs, of which, $2,853,881 bore an annual interest rate of 10% and is due 6 months after the commencement of official production. The remaining amount of short-term advance bore no interest, and is payable upon demand.

As of December 31, 2013, other payables mainly consisted of a short-term borrowing of $128,700 from a third party for a capital contribution to China Tongda by Real Fortune HK, which bears no interest and is payable on demand; an advance from third parties of $209,942 for the new production line construction, this advance bears no interest and will be repaid when the project is completed, and payables for construction of $106,442.

NONCURRENT

Under local environmental regulations, the Company is obligated at the end of the mine’s useful life to restore and rehabilitate the land that is used in its mining operations. The Company estimates it would cost $560,000 (RMB 3.5 million) to restore the entire mine after extracting all the economical ore for such efforts.

The Company accrued certain mine restoration expenses based on the actual production volume during the period it extracted ore. As of September 30, 2014 and December 31, 2013, the long term accrued mine restoration cost was $13,305 and $13,426, respectively. There was no production during the nine and three months ended September 30, 2014 and 2013.

12. PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012. During 2011, the Company paid $2.86 million (RMB 18.0 million). During 2012, the Company did not make any payment on this payable. On March 20, 2013, the Company amended the payment terms and agreed to pay the remaining balance of $902,098 (RMB 5,500,000) on December 31, 2014. Based on the amended agreement, if the Company pays in full by December 31, 2014, no interest will be charged. If the Company defaults, the Company agreed to pay interest starting on January 1, 2015 based on the current bank interest rate for the remaining balance at that time. As of September 30, 2014 and December 31, 2013, the Company has $893,946 and $902,098 of payable to contractors, respectively.  The Company expects to make the payment in full by the end of 2014.

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

13. CONVERTIBLE NOTES

To consummate the acquisition of China Huaxin, in a private placement completed on January 20, 2014, the Company issued to three Chinese investors 4% convertible promissory notes due June 30, 2014, in the aggregate face amount of RMB 10 million ($1.64 million).  The Notes bore interest at the rate of 4% per annum and the face amount of the Notes is convertible into shares of the Company’s common stock at an effective conversion price of RMB 11.11 ($1.79) per share, with accrued interest payable in cash.

On March 20, 2014, the three investors fully converted their convertible promissory notes into 900,000 of the Company’s common shares, and waived the repayment of accrued interest.

14. INCOME TAXES

The Company’s operating subsidiary is governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The following table reconciles the statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2014 and 2013:

	2014	2013
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.0%	9.0%
Valuation allowance on NOL	24.6%	25.0%
Tax per financial statements	(0.4)%	-%

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended September 30, 2014 and 2013:

	2014	2013
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.0%	9.0%
Valuation allowance on NOL	24.7%	25.0%
Tax per financial statements	(0.3)%	-%

The income tax for the nine months ended September30, 2014 and 2013, consisted of the following:

	2014	2013
Income tax (benefit) expense - current	$-	$-
Income tax benefit - deferred	(18,175)	-
Total income tax benefit	$(18,175)	$-

The income tax for the three months ended September 30, 2014 and 2013, consisted of the following:

	2014	2013
Income tax (benefit) expense - current	$-	$-
Income tax benefit - deferred	(2,820)	-
Total income tax benefit	$(2,820)	$-

15. MAJOR CUSTOMER AND VENDORS

There were no sales in the nine and three months ended September 30, 2014 and 2013.

China Jinxin made a 10-year contract with Handan Steel Group Company (“HSG”) a state-owned enterprise, and agreed to sell all of its output from its Zhuolu production facility to HSG. The selling price was to be based on market prices from time to time at a level that would ensure the Company a proper profit margin. HSG agreed to purchase all the Company’s products from its Zhuolu production facility regardless of changes in the market. China Jinxin is economically dependent on HSG. However, due to the high demand of iron ore concentrate in China, the Company believes there are other buyers available if HSG is unable or unwilling to execute the contract. The Company had no sales in the nine and three months ended September 30, 2014 or 2013 due to the upgrading of its production lines for improving the iron ore refinement and iron ore concentration rate and its continued refusal to deliver concentrate produced during 2011 due to a pricing dispute with HSG. The upgraded production line is expected to finish by November 2014.

16. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating money from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

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

All mineral resources in China are owned by the state. Thus, the Company’s ability to obtain iron ore is dependent upon its ability to obtain mineral rights from the relevant state authorities, purchase ore from another party that has mining rights from the state or import ore from outside the PRC. It is generally not feasible to transport iron ore any significant distance before processing. The Company has yet to obtain long term rights to any iron mine and there is no assurance the Company will be able to do so. Although the Company has extracted iron ore from the Zhuolu Mine on which the Company’s production facilities are located, the Company does not have the right to do so and can be subjected to various fines and penalties. The Company is not able to determine the amount of fines and penalties at the current stage; however, the Company believes the fine and penalty are negotiable with the authorities. If the Company is not able to obtain mining rights to the Zhuolu Mine in the future, the Company will have to cease mining operations at the Zhuolu Mine and the Company will seek to acquire iron ore from third parties. The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.

18. BUSINESS ACQUISITION AND UNAUDITED PRO FORMA INFORMATION

On January 24, 2014, the Company acquired all the outstanding capital stock representing 100% of the equity interest of China Huaxin for $1.64 million in cash and 5.1 million shares of Target’s common stock valued at $0.014 per share which was paid in full at the closing pursuant to a stock purchase agreement entered into with 5 shareholders of China Huaxin on January 17, 2014. Prior to the acquisition, of the 5 selling shareholders, one major shareholder with 80% ownership of China Huaxin, was also a shareholder of Target with 7.6% ownership of Target, and another shareholder with 10% of China Huaxin was the CEO of Target.

As a result of the acquisition, China Huaxin became a wholly owned subsidiary of the Company. The purchase of China Huaxin was accounted for as a business combination under ASC Topic 805, “Business Combinations”.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of January 24, 2014. The fair values of the assets acquired and liabilities assumed at  closing date were used for the purpose of purchase price allocation. The  closing date was January 24, 2014, since there were no material transactions from January 24, 2014 to January 31, 2014, and for convenience of reporting the acquisition for accounting purposes, February 1, 2014 has been designated as the acquisition date.  Under purchase method of accounting, the purchase price was allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess  recorded as goodwill.  Goodwill represents the synergies expected from combining China Huaxin’s business with the Company’s existing operations.   The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, and is a preliminary purchase price allocation based on unaudited financial statements of China Huaxin:

Cash	$133,951
Inventory	2,557,609
Other receivable	8,190
Advance to suppliers	523,264
Advance to related parties	412,449
Tax receivable	2,202,788
Property and equipment, net	27,430,698
Intangible assets, net	4,954,089
Goodwill	5,111,542
Accounts payable	(2,648,596)
Other payables and accrued liabilities	(21,094,639)
Advance from related parties	(17,298,248)
Deferred tax liabilities	(583,695)
Purchase price	$1,709,402

The following unaudited pro forma consolidated results of operations of UHF and China Huaxin for the nine and three months ended September 30, 2014 and 2013, presents the operations of Target and China Huaxin as if the acquisition of China Huaxin occurred on January 1, 2014 and 2013, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	For the nine months ended September 30,
	2014	2013
	(Unaudited)
Net sales	$-	$-

Net loss	(5,201,043)	(1,284,420)

Basic weighted average shares outstanding	43,445,815	40,587,224
Diluted weighted average shares outstanding*	61,285,615	40,587,224

Basic and diluted loss per share	$(0.12)	$(0.03)

	For the three months ended September 30,
	2014	2013
	(Unaudited)
Net sales	$-	$-

Net loss	(812,198)	(219,239)

Basic weighted average shares outstanding	45,920,310	40,587,224
Diluted weighted average shares outstanding*	63,760,110	40,587,224

Basic and diluted loss per share	$(0.02)	$(0.01)

* 17,839,800 shares issuable upon conversion of preferred stock were excluded in calculating weighted average diluted loss per share as the effect of their issuance is anti-dilutive.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a company engaged in iron ore processing and the production of iron ore concentrate in the People’s Republic of China (“PRC”) through our variable interest entity ("VIE"), China Jinxin. Recently we acquired a new subsidiary (“China Huaxin”) with a direct reduced iron production facility in Haixing County, Hebei Province. To date, our only product has been iron ore concentrate produced at our original facility located at the Zhuolu Mine.  China Huaxin is currently in trial production, and we expect official production starting from the end of 2014.

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

As a result of our acquisition of Real Fortune BVI, we now own all of the issued and outstanding capital stock of Real Fortune HK, which in turn owns all of the issued and outstanding capital stock of China Tongda. In addition, we effectively control China Jinxin through the VIE Agreements among China Tongda, China Jinxin and the shareholders of China Jinxin.

In January 2014, we acquired 100% of the outstanding shares of China Huaxin. The consideration paid to the shareholders of China Huaxin consisted, in the aggregate, of 10 million RMB and 5,100,000 shares of our common stock, valued at $0.014 per share.  Unlike China Jinxin, which we control through the VIE Agreements, China Huaxin is directly owned by China Tongda, our wholly owned subsidiary.

Status of Production

Through China Huaxin we own a direct reduced iron production facility which was recently constructed at a cost of approximately $34 million.  This plant is currently in the trial production and we expect official production starting from the end of 2014.

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

Our ability to profit from our facility is dependent upon our ability to extract and process iron ore from the Zhuolu Mine and sell the output for a price that enables us to profit. To date, all of our sales have been made to a single customer. We entered into a ten-year contract with this customer which expires in January 2019. Pursuant to this agreement, we agreed to sell the customer, Handan Steel Group Company (“HSG”) all of the output from our Zhuolu facility, which it agreed to purchase. The price to be paid to us by HSG is to be determined by HSG in light of the quality of our product and market prices and is to be such that it results in a proper margin to us. Thus, our ability to profit from our current production facility over the next four years will be determined by the prices we receive from HSG. We cannot guarantee that HSG will not offer a price below what it pays to the Company’s competitors. The lower price will reduce our profit margin. However, if we are not satisfied with the price set by HSG, we can attempt to renegotiate the price. In an effort to obtain a higher price from HSG, we have yet to deliver iron ore concentrate we produced in the fourth quarter of 2011.

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

Our current Zhuolu production plant can process up to 800,000 tons of iron ore every year from which we can derive approximately 300,000 tons of iron ore concentrate. However, in December 2011 we halted production to upgrade the production lines to improve their iron ore refinement and iron ore concentration rates. We estimate this upgrade will be finished by November 2014. Because our production lines were shut down and we did not resolve our dispute with HSG and continue to hold the concentrate produced in 2011, we generated no revenues and incurred no production costs during 2012 to date. We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output.

There was no production for the nine and three months September 30, 2014 and 2013.

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

To date we have been dependent upon cash advances from one of the shareholder of the Company. If we were not to obtain sufficient iron ore for processing, it is likely our operations would cease unless this shareholder continues to provide sufficient funds to maintain our plant and equipment until such time as our operations could be resumed.

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

Results of Operations

Comparison of the nine months ended September 30, 2014 and 2013

					Dollar	Percentage
	2014	% of Sales	2013	% of Sales	Increase (Decrease)	Increase (Decrease)
Operating expenses	$4,008,107	-	$1,229,989	-%	$2,778,118	226%
Loss from operations	(4,008,107)	-	(1,229,989)	-%	2,778,118	226%
Other expense, net	(718,398)	-	(338)	-%	718,060	2124	44%
Loss before income taxes	(4,726,505)	-	(1,230,327)	-%	3,496,178	284%
Income tax benefit	18,175	-	-	-%	18,175	-%
Net loss	$(4,708,330)	-	$(1,230,327)	-%	$3,478,003	283%

Sales

Our revenues are derived from the sale of iron ore concentrate. We commenced production in March 2010. However, we ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption. We installed power equipment to enable us to maintain a stable power supply to our production equipment and management believes the Energy Saving and Emission Reduction Plan is one-time event and disruptions to our access to energy will not have a material impact on our production in the future. We also ceased production since December 2011 to upgrade our production facilities and this upgrade is continuing. Further, due to a pricing dispute with HSG, our customer, we have not delivered concentrate produced in 2011. Consequently, sales for the nine months ended September 30, 2014 and 2013 were $0. We estimate the upgrade to our facilities and testing of the upgrade will be finished by November 2014. We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output. We acquired a new subsidiary China Huaxin in January 2014, through China Huaxin we own a direct reduced iron production facility which was recently constructed, and expect to put into operation by the end of 2014.

Cost of Goods Sold

Cost of goods ("COGS") sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and amortization of mining rights, which are attributable to the production of iron ore and iron ore concentrate.

Due to absence of sales and production for the reasons discussed above, ("COGS") for the nine months ended September 30, 2014 and 2013 were $0.

Gross Profit

Because we did not have any sales and production, there was no gross profit for the nine months ended September 30, 2014 and 2013.

Operating Expenses

Operating expenses consists mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities expenses, and audit and legal expenses.

Operating expenses were $4,008,107 for the nine months ended September 30, 2014, compared to $1,229,989 for the 2013 period, an increase of $2,778,118 or 226%. The increase was mainly due to acquisition of China Huaxin, which had operating expenses of $2,828,457, mainly from depreciation of fixed assets and amortization of land use rights. China Jinxin’s operating expense was $1,037,210 for the nine months ended September 30, 2014, a slight decrease compared to operating expense of $1,227,780 for the 2013 period.

Other Expenses

Other expenses were $718,398 for the nine months ended September 30, 2014, compared to $338 for the 2013 period.  The increase in other expense was mainly due to interest expense of $712,515 of China Huaxin.

Net Loss

As a result of the lack of sales and production discussed above, the Company had a net loss of $4,708,330 for the nine months ended September 30, 2014, compared to $1,230,327 for the nine months ended September 30, 2013.

Comparison of the three months ended September 30, 2014 and 2013

					Dollar	Percentage
	2014	% of Sales	2013	% of Sales	Increase (Decrease)	Increase (Decrease)
Operating expenses	$539,557	-	$447,234	-%	$92,323	21%
Loss from operations	(539,557)	-	(447,234)	-%	92,323	21%
Other expense, net	(275,461)	-	(108)	-%	275,353	254956%
Loss before income taxes	(815,018)	-	(447,342)	-%	367,676	82%
Income tax expense	2,820	-	-	-%	2,820	-%
Net loss	$(812,198)	-	$(447,342)	-%	$364,856	82%

Sales

Our revenues are derived from the sale of iron ore concentrate. We commenced production in March 2010. However, we ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption. We installed power equipment to enable us to maintain a stable power supply to our production equipment and management believes the Energy Saving and Emission Reduction Plan is one-time event and disruptions to our access to energy will not have a material impact on our production in the future. We also ceased production since December 2011 to upgrade our production facilities and this upgrade is continuing. Further, due to a pricing dispute with HSG, our customer, we have not delivered concentrate produced in 2011. Consequently, sales for the three months ended September 30, 2014 and 2013 were $0. We estimate the upgrade to our facilities and testing of the upgrade will be finished by November 2014. We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output. We acquired a new subsidiary China Huaxin in January 2014, through China Huaxin we own a direct reduced iron production facility which was recently constructed, and we expect to put into operation by the end of 2014.

Cost of Goods Sold

Cost of goods ("COGS") sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore and iron ore concentrate.

Due to the absence of sales and production for the reasons discussed above, ("COGS") for the three months ended September 30, 2014 and 2013 were $0.

Gross Profit

Because we did not have any sales and production, there was no gross profit for the three months ended September 30, 2014 and 2013.

Operating Expenses

Operating expenses consists mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities expenses, and audit and legal expenses.

Operating expenses were $539,557 for the three months ended September 30, 2014, compared to $447,234 for the 2013 period, an increase of $92,323 or 21%. The increase was mainly due to the expenses from China Huaxin, our newly acquired subsidiary.

Other Expenses

Other expenses were $275,461for the three months ended September 30, 2014, compared to $108 for the 2013 period.  The increase in other expense was mainly due to interest expense of $271,704 of China Huaxin.

Net Loss

As a result of the lack of sales and production discussed above, the Company had a net loss of $812,198 for the three months ended September 30, 2014, compared to $447,342 for the three months ended September 30, 2013.

Liquidity and Capital Resources

The Company’s ability to generate cash from operations is dependent upon its ability to obtain iron ore to process and to maintain the permits necessary to process such ore at its current facilities, neither of which is assured. If the Company cannot obtain iron ore to process or is no longer able to process ore, it would be dependent upon cash infusions from its current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain its facilities until it can resume operations. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and China Jinxin currently owes $11.26 million to the shareholder. In addition, China Huaxin borrowed $27.77 million from three of the Company’s shareholders (one is the individual who provided China Jinxin $19.20 million, the other one is the Company’s CEO who provided $2.30 million, and the third is a shareholder and provided $6.27 million). Despite the commitment from one shareholder indicating she will continue to fund China Jinxin, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

Other than current construction in progress, which will be funded by one of the Company’s shareholder for China Jinxin, we do not anticipate significant cash expenditures in the immediate future on our current production facilities. Nevertheless, we may require working capital once we resume production at our facilities. The shareholders of the Company verbally agreed to continue to provide cash to satisfy the Company’s working capital needs. However, in the future, the Company intends to continue the expansion of operations by acquiring new production facilities and mines. The acquisitions will be paid for with cash or our equity securities, or combinations of both. Failure to obtain such financing could have a material adverse effect on our business expansion. The sale by the Company of its equity securities would dilute the interest of its current shareholders. Further, there is no guarantee of the terms on which such an issuance would occur, if at all, would be favorable to the Company’s current shareholders.

As of September 30, 2014, cash and equivalents were $129,881, compared to $27,310 as of December 31, 2013. The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2014 and 2013, respectively.

	2014	2013
Net cash used in operating activities	$(12,019,291)	$(2,501,037)
Net cash used in investing activities	(3,659,162)	(3,709,282)
Net cash provided by financing activities	$15,781,588	$6,209,586

Net cash used in operating activities

Cash has historically been used in operations. Net cash used in operating activities was $12.20 million for the nine months ended September 30, 2014, compared to net cash used in operating activities of $2.50 million in the same period of 2013. The increase of cash outflow from operating activities for the nine months ended September 30, 2014 was principally attributable to increased payments made for other receivables (mainly advances to third parties), increased payments for accrued liabilities and other payables, as well as our increased net loss.

Net cash used in investing activities

Net cash used in investing activities was $3.66 million for the nine months ended September 30, 2014, compared to cash used in investing activities of $3.71 million for the same period of 2013. The increased cash outflow during the nine months ended September 30, 2014 and 2013 was mainly attributable to purchases of equipment, construction of a future iron ore refining system, and cash paid for the acquisition of China Huaxin.  We paid $1.18 million for construction, $0.97 million for purchases of equipment, and $1.50 million for the acquisition of China Huaxin (net of $133,495 of cash received in the acquisition) in the nine months ended September 30, 2014, compared with $3.69 million for construction and $15,519 for purchases of equipment in the nine months ended September 30, 2013.

Net cash provided by financing activities

Net cash provided by financing activities was $15.78 million for the nine months ended September 30, 2014, compared to $6.21 million net cash provided by financing activities in the same period of 2013. The net cash provided by financing activities in the nine months ended September 30, 2014 was due to advances from related parties of $14.,14 million for the Company’s working capital and construction needs as a result of Company’s lack of cash inflow due to the lack of production and sales, and proceeds from convertible debts of $1.64 million.  The convertible debts were fully converted into 900,000 of the Company’s common shares in March 2014.  The Company had $6.21 million of advances from related parties in the nine months ended September 30, 2013.

At September 30, 2014, we had a working capital deficit of $50.35 million, an increase of $39.96 million from the deficit at December 31, 2013 of $10.38 million which was driven by the acquisition of China Huaxin which had a working capital deficit of $37.02 million, as well as increased advances from shareholders in the form of loans for our construction of the iron ore refining facility as a result of our lack of sales and cash inflow. The Company had no bank loans at September 30, 2014 and December 31, 2013.

As of September 30, 2014, China Jinxin borrowed $11.26 million from one of its shareholders for working capital and production facility construction needs. The loan of $11.26 million will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine. China Huaxin borrowed $27.77 million from three shareholders; of the $27.77 million, $7.83 million had an annual interest rate of 10% with a due date of the 6th month from the date of official production.  The remaining payable bore no interest and was payable upon demand.

To consummate the acquisition of China Huaxin, in January 2014 we completed a private placement whereby we issued to three Chinese investors our 4% convertible promissory notes in the aggregate face amount of 10 million RMB. The Notes bore interest at the rate of 4% per annum and the principal amount is convertible into shares of our common stock at an effective conversion price of 11.11 RMB or US $1.79 per share. The convertible debts were fully converted into 900,000 of the Company’s common shares in March 2014. In addition to the repayment of the Notes, we will require additional working capital to bring the DRI production facility owned by China Huaxin on-line and commence production.

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

The following table summarizes our contractual obligations as of September 30, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$893,946	$893,946	$-	$-	$-
Loan payable to related party with 10% annual interest rate	7,834,214	7,834,214	-	-	-
Loan payable to unrelated party with 10% annual interest rate	2,853,881	2,853,881	-	-	-
Total	$11,582,041	$11,582,041	$-	$-	$-

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

Going Concern

We incurred a net loss of $4.71 million for the nine months ended September 30, 2014. We also had a working capital deficit of $50.35 million as of September 30, 2014. In addition we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. The price of iron ore concentrate is still in decline. These conditions raise a substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are in the process of upgrading our equipment. Once the upgrading project is completed in the end of 2014, we will be able to resume production. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and the Company currently owes $11.26 million to the shareholder. In addition, China Huaxin borrowed $27.77 million from three shareholders. Despite the commitment from one shareholder indicating she will continue to fund China Jinxin, there is no assurance that adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

Item 4.Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Management of Adamant DRI Processing and Minerals Group is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

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

(b) Changes in Internal Control over Financial Reporting.

Changes in Internal Controls

 There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

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

There have been no material changes in the risk factors previously disclosed in the Form 8-K.

Item 6 - Exhibits

The following exhibits are filed with this amendment to this report:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMANT DRI PROCESSING AND MINERALS GROUP

Dated: November 14, 2014	By:	/s/ Changkui Zhu
Changkui Zhu
Chief Executive Officer