Form 10-K
period 2014-12-31
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2015-04-14
CIK 1171008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

Commission File Number: 000-49729

Adamant DRI Processing and Minerals Group
 (Exact name of registrant as specified in its charter)

Nevada	61-1745150
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

ChunshugouLuanzhuang Village, Zhuolu County
 Zhangjiakou, Hebei Province, China, 075600
(Address of principal executive offices) (Zip code)

86-313-6732526
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2014, the number of outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 2,829,760 shares.  However, since there was no trading market for the common stock as of that date, it is impracticable to ascertain the aggregate market value of those shares as of that date.

As of March 20, 2015, we had 63,760,110 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

ADAMANT DRI PROCESSING AND MINERALS GROUP

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking statements include, among other things, statements relating to:

●	our ability to produce concentrated iron powder at a profitable margin;
●	the uncertainty of acquiring mining rights in the areas around the production facilities;
●	the impact that a downturn or negative changes in the steel market may have on sales;
●	our ability to obtain additional capital to fund our expansion;
●	economic, political, regulatory, legal and foreign exchange risks associated with our operations; and
●	the loss of key members of our senior management.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

the “Company,” “we,” “us,” and “our” refer to the combined business of (i) Adamant DRI Processing and Minerals Group, a Nevada corporation and formerly a wholly-owned subsidiary of UHF Incorporated into which UHF merged on August 29, 2014, (ii) Target Acquisitions I, Inc., or “Target Acquisitions,” a Delaware corporation, which became a wholly owned subsidiary of UHF Incorporated, the registrant, or  “UHF” pursuant to a share exchange agreement completed in June 2014 and which was subsequently merged into UHF in July 2014, (iii) China Real Fortune Mining Limited, or “Real Fortune BVI,” a BVI  limited company , (iv) Real Fortune Holdings Limited, or “Real Fortune HK,” a Hong Kong limited company and wholly-owned subsidiary of Real Fortune BVI,  (v) Zhangjiakou TongDa Mining Technologies Service Co., Ltd., or “China Tongda,” a Chinese limited company and wholly-owned subsidiary of Real Fortune HK, (vi) Zhuolu Jinxin Mining Co., Ltd., or “China Jinxin,” a Chinese limited company which is effectively and substantially controlled by China Tongda through a series of agreements, and (vii) Haixing Huaxin Mining Industry Co., Ltd. or  “China Huaxin”, a Chinese limited liability company and wholly-owned subsidiary of China Tongda, as the case may be;

“BVI” refers to the British Virgin Islands;
“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China (excluding Hong Kong and Taiwan);
“Renminbi” and “RMB” refer to the legal currency of China;
“Securities Act” refers to the Securities Act of 1933, as amended;
“US dollars,” “dollars” and “$” refer to the legal currency of the United States; and

“tons” or “tonnes” refer to metric tonnes (2,205 pounds).
In this report we refer to information contained in government reports and third party publications.  Although we are unable to verify the accuracy of all of such information we believe you may rely upon such information in evaluating the prospects of our Company.  We are responsible for the accuracy of the third party information to which we make reference and for all information contained in this report.

Implications of Being an Emerging Growth Company

As a company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an "emerging growth company" as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

• a requirement to have only two years of audited financial statements and only two years of related Management's Discussion and Analysis of Financial Condition and Results of Operations disclosure; and

• an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002.

We may take advantage of these provisions until the end of the fiscal year ending after the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company and if we do, the information that we provide stockholders may be different than you might get from other public companies in which you hold equity.

We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenue, have more than $700 million in market value of our ordinary shares held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

The JOBS Act permits an "emerging growth company" like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

PART I

Item 1	Business.

Acquisition of Target Acquisitions I, Inc.

 On June 30, 2014, we, then known as UHF Incorporated, a shell company incorporated under the laws of Delaware (“UHF”), completed a reverse acquisition transaction through a share exchange with Target Acquisitions I, Inc. (“Target”) and the its shareholders (the “Target Shareholders”) whereby we acquired 100% of the outstanding shares of common stock of Target in exchange for a total of 43,375,638 shares of our common stock and one share of our series A convertible preferred stock, convertible into an additional 17,839,800 shares common stock at such time as we amended our certificate of incorporation to increase the number of authorized shares of common stock or merge with and into another corporation which had sufficient shares of authorized but unissued shares of common stock for issuance upon conversion. On July 2, 2014, we merged Target into UHF pursuant to Section 253 of the Delaware General Corporation Law. The preferred stock was subsequently converted into shares of common stock upon the merger of UHF with and into its newly-formed wholly-owned Nevada subsidiary, Adamant DRI Processing and Minerals Group, the surviving corporation in the merger, as discussed below under the caption “Reincorporation as a Nevada Corporation.” As a result of the reverse acquisition, Target became our wholly-owned subsidiary and the Target Shareholders became our controlling stockholders.  For accounting purposes, the share exchange transaction with Target and the Target Stockholders was treated as a reverse acquisition, with Target as the acquirer and UHF as the acquired party.

As a result of our acquisition of Target, we now own all of the issued and outstanding capital stock of Real Fortune BVI, which in turn owns all of the issued and outstanding capital stock of Real Fortune Holdings Limited, a Hong Kong limited company (“Real Fortune HK”), which in turn owns all of the issued and outstanding capital stock of Zhangjiakou TongDa Mining Technologies Service Co., Ltd., a Chinese limited company (“China Tongda”). Real Fortune BVI was established in the BVI in September 2010 to serve as an intermediate holding company.  Real Fortune HK was established in Hong Kong in April 2010. China Tongda was established in the PRC in August 2010, and in August 2010, the local government of the PRC issued a certificate of approval regarding the foreign ownership of China Tongda by Real Fortune HK.  China Jinxin, our operating affiliate, was established in the PRC in December 2006.

We have effective control of the management and operations of Zhuolu Jinxin Mining Co., Ltd., a Chinese limited company (“China Jinxin”), through a series of agreements among China Tongda, China Jinxin and its shareholders, referred to as “VIE Agreements.” China Jinxin owns an iron ore processing and high grade iron ore concentrate producer with a production line located in Zhuolu County, Zhangjiakou City, Hebei Province, China, through a series of agreements among China Tongda, China Jinxin and its shareholders, referred to as “VIE Agreements.” China Jinxin has an annual capacity of approximately 300,000 tons.  Under the VIE Agreements, China Tongda is entitled to receive the pre-tax profits of China Jinxin.   For a more detailed description of the VIE Agreements, see “Item 13. Certain Relationships And Related Transactions, And Director Independence – Transactions with Related Persons –VIE Agreements.”

On January 17, 2014, China Tongda acquired all of the outstanding shares of Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”). China Huaxin intends to produces Direct Reduced Iron (DRI) at its DRI production facility (the “DRI Facility”) in Haixing County, Hebei Provice, about 50 km from the nearest port, using advanced reduction rotary kiln technology with iron sand as the principal raw material.  China Huaxin intends to imports iron sands from New Zealand, Australia, Indonesia and the Philippines. The total amount expended to construct the DRI Facility, inclusive of both hard and soft costs, was approximately 244,270,000 RMB  or US $39 million.  We expect the DRI Facility will commence operations by the end of May, 2015. Unlike China Jinxin, which we control through the VIE agreements, China Huaxin is directly owned by China Tongda, our wholly owned subsidiary. China Huaxin was established in August 2010 and is located in Haixing Qingxian Industrial Park, Cangzhou, Heibei Province PRC.

Reincorporation as a Nevada Corporation

By written consents dated July 4, 2014, our Board of Directors and holders of approximately 67.58% of our outstanding voting shares authorized and approved an Agreement and Plan of Merger pursuant to which on August 29, 2014, our company, a Delaware corporation, then known as UHF Incorporated, was merged with and into its newly formed wholly owned subsidiary, Adamant DRI Processing and Minerals Group, a Nevada corporation, with Adamant as the surviving corporation. As a result of the merger, we became a Nevada corporation, with authorized common stock of 100,000,000 shares and 1,000,000 shares of undesignated preferred stock. Adamant is deemed to be the successor issuer of UHF under Rule 12g-3 of the Securities Exchange Act of 1934, as amended.

Corporate History

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

From 1994 until the consummation of the reverse acquisition with Target on June 30, 2014, the Company was inactive and had no assets or employees, and was a “shell company,” as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On July 2, 2014, we merged Target, our wholly-owned subsidiary, into our company pursuant to Section 253 of the Delaware General Corporation Law.

On August 29, 2014, we changed our state of incorporation from Delaware to Nevada as a result of a merger with and into our newly formed wholly-owned subsidiary, Adamant DRI Processing and Minerals Group, a Nevada corporation (“Adamant”) and the surviving entity, pursuant to an Agreement and Plan of Merger dated as of July 4, 2014. The reincorporation was approved by written consent of stockholders of UHF owning in the aggregate 67.58% of its outstanding voting shares as of July 4, 2014. Adamant is deemed to be the successor issuer of UHF under Rule 12g-3 of the Exchange Act.

The chart below presents our corporate structure:

Business Overview

Overview

        The demand for iron and steel products in China increased rapidly for a period of years before the recent slowdown in the Chinese economy.   We believe demand for high quality iron ore concentrate will resume growing domestically and globally, and intend to seek to profit from this growth by participating in various aspects of the production of iron suitable for steelmaking, including, as suitable opportunities arise, through the acquisition of mines or mining rights, and the acquisition of iron processing facilities.

         To date, we have constructed two facilities.  Our first facility is an iron ore processing facility in Zhuolu County, Zhangjiakou City, Hebei Province, China.  For a variety of reasons described below, this facility has not been able to operate continuously and we have upgraded this facility to improve the grade of iron concentrate it will produce and to add the capacity to produce Driect reduced Iron (DRI).

         Our second facility, which recently commenced trial production, is a DRI production facility in Haixing County, Hebei Province,

DRI Processing (Haixing Huaxin Mining Industry Co., Ltd.)

China Huaxin intends to produces Direct Reduced Iron (DRI) using advanced reduction rotary kiln technology with iron sand as the principal raw material.  China Huaxin imports iron sands from New Zealand, Australia, Indonesia and the Philippines. China Huaxin has commenced  trial production and expects to commence commercial production by the end of May, 2015 at its DRI Facility in Haixing County, Hebei Provice, about 50 km from the nearest port. The total amount expended to construct the DRI Facility, inclusive of both hard and soft costs, was approximately 244,270,000 RMB or US $39 million.

‘Reduced iron’ derives its name from the chemical change that iron ore undergoes when it is heated in a furnace at high temperatures in the presence of hydrocarbon-rich gasses. ‘Direct reduction’ refers to processes which reduce iron oxides to metallic iron below the melting point of iron. The product of such solid state processes are called direct reduced iron (DRI). The Company’s DRI Facility is projected to produce DRI with an iron grade of over 92%.

The Company’s DRI Facility occupies an area of 200,000 m2   The DRI Facility occupies 60,000 m2, of land and there is a raw material storage area of 14,000 m2 with a 100,000 ton storage capacity, a workshop area of 4500 m2, a water storage pool of 4000 m3 to supplement water supplies, and an office building of 2,400 m2. The plant design is intended to permit the processing of 2,000,000 tons of iron sand per annum with an annual output capacity of 1,000,000 tons of DRI.

            The equipment installed in the DRI Facility includes 2 sets of Rotary Kilns that are 36m each in length and capable of processing 6000 tons of raw material per day, and 3 sets of Gas Furnaces to produce carbon monoxide for use in the reduction process. The equipment also includes 6 sets of Grinding Equipment and 3 sets of Wet Magnetic Separation Machineries with processing capacity of 7200 tons per day. In addition there are 30 sets of Hydraulic Machines with a capacity of 5,000 tons per day to press block the finished product.

Iron Ore (ZhuoluJinxin Mining Co., Ltd.)

China Jinxin is engaged in iron ore processing and the production of iron ore concentrate. China Jinxin has an iron ore concentrate production line with an annual capacity of 300,000 tons and associated plant and office buildings (hereinafter collectively referred to as the "production facilities"). The production facilities are located in Zhuolu County, Zhangjiakou City, Hebei Province, China. Construction of the production facilities commenced in May 2007 and was completed in February 2010.  In December 2011, the Company halted production to implement certain design changes to upgrade the production lines at the facility to improve iron ore refinement and increase the iron ore concentration rate and, subsequently, the ability to produce DRI. The Company expects the upgrade will be completed by the end of May, 2015 and that it will have the ability to resume commercial production in June, 2015.

Temporary manufacturing licenses for the production facilities were obtained from Zhangjiakou City on March 22, 2009, March 23, 2010, January 1, December 30, 2011 and December 27, 2014, respectively.  The Company has filed an application to have the license renewed and expects its renewal application to be granted in the second quarter of 2015.

China Jinxin has entered into a 10 year contract with Handan Steel Group Company (“HSG”), a subsidiary of Hebei Steel and Iron Company, a state owned enterprise, which expires in January 2019, whereby China Jinxin agreed to sell and HSG agreed to purchase all of the output from our production facility. The price we receive for our output is determined by HSG in light of market prices and the quality of our product and is to result in a reasonable profit margin to us.  If China Jinxin is not satisfied with the price set by HSG it can attempt to renegotiate the price. China Jinxin has withheld deliveries from HSG since the end of 2011 because of its dissatisfaction with the price offered by HSG. If this dispute should continue, we will not be able to generate revenue from our production of iron ore which would have a materially adverse effect on our operations.

China Jinxin was established in December 2006 in Zhuolu County, Hebei Province, Northern China. China Jinxin has registered capital of RMB 36 million ($5.7 million). When formed, China Jinxin had registered capital of RMB 6 million ($909,000).

We operate China Jinxin as a variable interest entity through the VIE Agreements, a series of contractual agreements with China Tongda, our WFOE, which gives us effective control of the management and operations of China Jinxin.  As compensation for its services China Tongda is entitled to receive each month an amount equal to the pre-tax profits of China Jinxin. Through the VIE Agreements, we are irrevocably given the right to control the operations of China Jinxin and to exercise the rights of its shareholders and Board of Directors (“BOD”). The rights we were granted include the right to make all decisions implicating the operational management, financial management, capital management, asset management, human resource management and daily operations of China Jinxin. Pursuant to the VIE Agreements, we also assume all the operational risks associated with China Jinxin and are responsible for any loss incurred by China Jinxin.

The PRC government continues to exercise substantial control over many sectors of the Chinese economy.  Part of this control is through regulations.  Among these are regulations on foreign ownership of certain companies and regulations on the ability of Chinese citizens to shift ownership of domestic Chinese companies to offshore enterprises.  In August 2006, the Ministry of Commerce, or MOFCOM, the China Securities Regulatory Commission, or CSRC, the State-owned Assets Supervision and Administration Commission, the State Administration of Taxation, or SAT, the State Administration of Industry and Commerce and the State Administration of Foreign Exchange, or SAFE, jointly promulgated the “Rules on the Mergers and Acquisition of Domestic Enterprises by Foreign Investors,” which became effective in September 2006, and were amended on June 22, 2009.  These rules are referred to herein as the “M&A Rules.” The M&A Rules confirmed that MOFCOM is a key regulator for mergers and acquisitions in China and require MOFCOM approval of a broad range of mergers, acquisitions and investment transactions.  Among other things, the M&A Rules include provisions that purport to require that an offshore special purpose vehicle, or SPV, controlled directly or indirectly by PRC companies or individuals, formed for the purpose of offering their equity interests in domestic companies they control, must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.

On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of these regulations remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement to various types of transactions, including those which involve the use of VIE agreements.

At the time of the acquisition of Real Fortune BVI by Target, the shareholders of China Jinxin desired to access the capital markets outside of China to expand its operations.  These shareholders believed that prior consent of the CSRC would be required if they were to cause the shares of China Jinxin to be owned by a foreign entity but that consent would not be required if they and China Jinxin entered into the VIE Agreements with China Tongda, even if China Tongda was owned by a foreign entity. Through these contractual arrangements or VIE Agreements, acting through China Tongda, we have the ability to substantially influence China Jinxin’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholder approval. As a result of these contractual arrangements pursuant to generally accepted accounting principles in the United States (“US GAAP”), we are considered the primary beneficiary of China Jinxin. The shareholders further believed that there was no need to obtain the approval of the CSRC pursuant to the M&A Rules given that:

●	Our Company and its offshore subsidiaries did not acquire an equity interest in any PRC company.

●
China Tongda was incorporated as a wholly foreign-owned enterprise by means of direct investment rather than by merger or acquisition by our Company of the equity interests or assets of any “domestic company” as defined under the M&A Rules, and no provision in the M&A Rules classifies the contractual arrangements between China Jinxin and China Tongda as a type of acquisition transaction falling under the M&A Rules.

Although we believe there are no justifiable grounds for the PRC government to terminate or amend the VIE Agreements, the PRC government has taken actions to assert control over businesses regardless of whether or not there was clear authority or precedent for it to do so.  Further, on August 25, 2011, MOFCOM issued Announcement No. 53 “Measures on the Security Review System of Foreign Investors Merging and Acquiring Domestic Enterprises” which came into effect on September 1, 2011, and it helps implement Circular 6, the “Notice on Establishing a Security Review System for Acquisition of Domestic Enterprises by Foreign Investors.”  Circular 6 gives the PRC Government authority to determine what transactions affect national security interests and to change the terms of a transaction or cancel it to mitigate national security risks.  Announcement No. 53 makes it clear that use of a VIE structure does not exempt a transaction from review pursuant to Circular 6. The list of industries which may be deemed to implicate national security interests is broad and may be increased by the PRC authorities.  The grant of such broad authority and the absence of relevant guidelines and precedent creates the risk that the PRC authorities, for reasons not known to us, could determine that the VIE Agreements need to be canceled or amended.

Our Industry:

Introduction to iron ore

Iron ore is the main source of iron for the world’s iron and steel industries. It is an essential component used in the production of steel. Approximately 98% of the global supply of iron ore is used in steelmaking. Iron ore refers to rock that contains a sufficient level of iron minerals that can be mined economically. Iron ore is mainly composed of compounds of iron and oxygen (iron oxides) mixed with gangue, or impurities that are not generally utilized commercially. The most common types of iron ore are magnetite and hematite. Other iron ore types that naturally occur include limonite, siderite geothite, pyrite, chamosite and greenalite. When heated in the presence of a reductant, iron ore will yield metallic iron (Fe). Iron ore is graded according to size as “lumps” or “fines” based on whether the individual particles have a diameter of more or less than six millimeters. Iron concentrate is the valuable fines that are separated commercially from iron ore in the form of rock with gangue by crushing, grinding, and beneficiation and can be agglomerated before being used in an iron making blast furnace or a direct reduction furnace. Iron ore is used directly as lump ore, or as concentrate or fines converted into pellets or sinter.

Our Iron Ore Production Facilities

China Jinxin

China Jinxin has an iron ore concentrate production line with an annual capacity of 300,000 tons and associated plant and office buildings (hereinafter collectively referred to as "production facilities") in Zhangjiakou, Hebei Province (coordinates of N 40°16’-40°17’, E 115°16’~117°17’). The production facilities include a crushing line, a magnetic separation facility, a tailing disposal line and electric transformers.  China Jinxin started building its facilities in May 2007 and started production in March 2010.  During the six months of 2010 during which our plant was in operation and the seven months of 2011 during which we processed iron ore, we processed 397,860 tons and 326,293 tons, respectively, of crude iron ore from which we recovered 110,569 tons and 70,440 tons, respectively, of iron ore concentrate. In December 2011, the Company halted production to implement certain design changes to upgrade the production lines at the facility to improve iron ore refinement and increase the iron ore concentration rate. The Company expects the upgrade to be completed by the end of May, 2015 and that commercial production will resume in June, 2015.China Jinxin’s production facilities were constructed on the surface of a portion of the Zhuolu Mine. The Zhuolu Mine is currently state-owned.  The local Zhuolu county government is in the process of registering the Zhuolu Mine with the State Department of Land and Resources of Hebei Province and once such process is completed, the rights to explore the mine will be granted by the Province to the Zhuolu County government and then it will be in a position to grant mining rights to a mining and exploration company through public bidding.

The production facilities were granted a Record-keeping Certificate of Fixed Assets Investment by the development and reform commission of the county-level government in July 2007. The evaluation report of the environmental effects of the project was approved by the city-level environmental protection authorities in July 2007. In connection with the development of these facilities China Jinxin acquired the necessary water permit which was originally valid through December 2011 and which was extended until April 13, 2016.

China Jinxin successively obtained temporary manufacturing licenses for metallurgical mineral production from Zhangjiakou City on March 22, 2009, March 23, 2010, January 1, December 30, 2011 and December 27, 2014, respectively.  The Company has filed an application to have the license renewed and expects its renewal application to be granted in the second quarter of 2015. The licenses permit China Jinxin to produce only metallic iron and no other metals. The right to grant manufacturing licenses is held by Zhangjiakou City and if the Company receives the mining rights on Zhuolu Mine, it intends to apply for a permanent manufacturing license, which, if granted, will have a term of three years.

Crushing Line:

The crushing line can process up to 8,000 tons of crude iron ore per day. It has 45 crushing machines, six ball mills, three belt conveyors.

Magnetic separation line:

China Jinxin has 24 magnetic separation machines and 16 mechanical flotation machines. The magnetic separators can process up to 8,000 tons of crude iron ore per day. Ore is generally run through the magnetic separators three times before it moves to the next stage of processing.

Tailing disposal line:

The tailing disposal line can process up to 5,000 cubic meters of water per day.  In addition, there is an impounding reservoir on the mine which has a capacity of 50 million cubic meter of water for use in processing iron ore.

We expect China Jinxin will finish upgrading its production line by the end of May 2015, and that China Jinxin will commence production of DRI using iron ore concentrate produced at the facility commencing in June 2015.

When the upgrade of the China Jinxin facility is completed, the facility will include the equipment necessary to produce DRI.   The facility will utilize both iron ore produced at the facility and iron sands as the raw material to produce DRI.  The DRI equipment being installed at the China Jinxin facility is substantially identical to the equipment in China Huaxin's facility and includes 2 sets of Rotary Kiln with 36m in length and processing 6000 tons raw material per day and 3 sets of Gas Furnace to produce carbon monoxide for reducing. The upgraded facility also has 6 sets of Grinding Equipment and 3 sets of Wet Magnetic Separation Machinery with processing capacity 7200 tons per day. The finished products use 30 sets Hydraulic Machine to press block with 5,000 tons designed production capacity.

China Huaxin

China Huaxin has constructed a DRI production facility (the “DRI Facility”) in Haixing County, Hebei Province, about 50 km from the nearest port. The total amount expended to construct the DRI Facility, inclusive of both hard and soft costs, was approximately 244,270,000 RMB or US $39 million.  This DRI Facility will produce direct reduced iron using advanced reduction rotary kiln technology with iron sand as the principal raw material.  China Huaxin intends to import iron sands from New Zealand, Australia, Indonesia and the Philippines.

‘Reduced iron’ derives its name from the chemical change that iron ore undergoes when it is heated in a furnace at high temperatures in the presence of hydrocarbon-rich gasses. ‘Direct reduction’ refers to processes which reduce iron oxides to metallic iron below the melting point of iron. The product of such solid state processes are called direct reduced iron (DRI). The Company’s DRI Facility is projected to produce DRI with an iron grade of over 92%.

The Company’s DRI Facility occupies an area of 200,000 m2    The DRI Facility occupies 60,000 m2, of land and there is a raw material storage area of 14,000 m2 with a 100,000 ton storage capacity, a workshop area of 4500 m2, a water storage pool of 4000m3 to supplement water supplies, and an office building of 2,400 m2. The plant design is intended to permit the processing of 2,000,000 tons of iron sand per annum with an annual output capacity of 1,000,000 tons of DRI.

The equipment installed in the DRI Facility includes 2 sets of Rotary Kilns that are 36m each in length and capable of processing 6000 tons of raw material per day, and 3 sets of Gas Furnaces to produce carbon monoxide for use in the reduction process. The equipment also includes 6 sets of Grinding Equipment and 3 sets of Wet Magnetic Separation Machineries with processing capacity of 7200 tons per day. In addition there are 30 sets of Hydraulic Machines with a capacity of 5,000 tons per day to press block the finished product.

DRI Production Process

The kiln is a cylindrical vessel, inclined slightly to the horizontal, which is rotated slowly around its axis. The material to be processed is fed into the upper end of the cylinder. As the kiln rotates, the materials gradually move down towards the lower end, and may undergo a certain amount of stirring and mixing. Hot gases pass along the kiln sometimes in the same direction as the process material (co-current), but usually in the opposite direction (counter-current). The hot gases may be generated in an external furnace, or may be generated by a flame inside the kiln. Such a flame is projected from a burner-pipe (or 'firing pipe') which acts like a large burner. The fuel may be gas, oil or pulverized coal.

As illustrated below, the production process consists of the following:

1)	Blend iron sand and reducing agent together.

2)	Place the mixed raw material into ball press machine

3)	Transfer the globular raw material to rotary kiln and high-temperature drying

4)	Transfer the dry material to secondary rotary kiln and reaction with carbon oxide that generate from coal-gas furnace to produce low grade directly reduced iron (DRI)

5)	Cooling the DRI and secondary crushing, milling and beneficiation (CMB) circuit to get high grade DRI

6)	Press blocks the DRI and gets the finished product.

Our Products

To date we have produced iron ore concentrate from iron ore extracted from the state-owned Zhuolu Mine. The concentrate we produced has had a number of commercially attractive characteristics, including high iron content and relatively low levels of impurities, such as sulphur, phosphorus, silicon and titanium, the presence of which is generally undesirable for steel production. As a result, we have been able to efficiently produce high quality iron ore concentrate through simple, low-cost magnetic processing methods. Our iron concentrate have been graded at 66%, sufficient for the production of crude steel which generally requires concentrated iron graded at 63.5%~66%.

We have mined and processed iron ore from the Zhuolu Mine. In connection with the construction of our facilities we were granted the right to process ore displaced during the course of construction.  However, the ore from the Zhuolu Mine we mined and processed exceeds what we were permitted to mine, and we have not been granted mining rights by the Department of Land and Resources of Hebei.  Pursuant to the Mineral Resources Law of PRC, promulgated on March 19, 1986, effective on October 1, 1986 and amended on August 29, 1996, and the related implementation rules promulgated on March 26, 1994 (collectively, the “Mineral Resources Law”), any entity which mines without a mining permit shall be ordered to cease mining and compensate for the losses caused; any mineral products and unlawful proceeds it realized shall be confiscated; and it also should receive fines of up to 50% of its unlawful proceeds. If we were sanctioned in accordance with these rules, all of the net income from our mining activities could be confiscated, and we could be subject to fines of up to 50% of the total net income. In such event, our results of operation and financial condition would be materially and adversely affected.

Although we have ceased mining while we upgrade our facilities, the authorities in Hebei know we have mined iron ore in excess of what we were permitted to mine when constructing our facilities and have taken no action to halt our activities.  In any event we will seek to acquire iron ore from third parties due to the uncertainty over our ability to extract ore from the Zhuolu Mine.  The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.

 ‘Reduced iron’ derives its name from the chemical change that iron ore undergoes when it is heated in a furnace at high temperatures in the presence of hydrocarbon-rich gasses. ‘Direct reduction’ refers to processes, which reduce iron oxides to metallic iron below the melting point of iron. The product of such solid state processes are called direct reduced iron (DRI). The company can produce high grade DRI product over 92% of iron grade.

Raw Material- Iron Sand

Iron sand is a type of sand with heavy concentrations of iron. It is typically dark grey or blackish in color. It comprises mainly magnetite, Fe3O4, and also contains small amounts of titanium, silica, manganese, calcium and vanadium. Most of iron sand distributes in New Zealand, Australia, Indonesia and Philippine.

Huaxin plans to import iron sand from New Zealand and Australia. The management is negotiating with two companies in terms of price, quantity, grade, contract and etc. As the designed production capacity releases, Huaxin will also consider importing from South East to satisfy expansion requirement.

Customers

China Jinxin

To date, one customer, Handan Steel Group Company (“HSG”), a subsidiary of Hebei Steel and Iron Company, a state owned enterprise, has accounted for nearly 100% of our sales.  China Jinxin has entered into a 10 years contract with HSG expiring in January 2019 whereby China Jinxin agreed to sell and HSG agreed to purchase all of the output from our production facility. The price we receive for our output is determined by HSG in light of market prices and the quality of our product and is to result in a proper profit margin to us.  If China Jinxin is not satisfied with the price set by HSG it can attempt to renegotiate the price.  China Jinxin has withheld deliveries from HSG since the end of 2011 because of its dissatisfaction with the price offered by HSG.  There is no assurance as to what recourse China Jinxin would have if the prices set by HSG were unacceptable.

China Huaxin

China Huaxin plans to sell its DRI to companies located in the southern provinces of China, including Shanghai, Jiangsu and Zhejiang province.

 Suppliers

Our major suppliers include suppliers of machinery and equipment, spare parts, diesel fuel, electricity and water. Our operations use electricity supplied by the local power grid. We use water sourced from nearby rivers at our processing plants. We also recycle and reuse water from our tailings ponds.

We obtain gas and diesel fuel from local gas stations and incurred costs of RMB 399,292 ($63,000) and RMB 617,536 ($101,286) for 2012 and 2013, respectively.  We also purchase spare parts from a local supplier, NanguoTengfei Ore Machinery Co., Ltd., and our costs for spare parts were RMB 71,230 ($11,000) and RMB 0 ($0) for 2012 and 2013, respectively. We believe there are a number of suppliers of each of the items we need available to us and do not anticipate any material shortages.

The energy produced in parts of China is not yet sufficient to satisfy the needs of all businesses seeking to obtain power. Consequently, there are occasional power outages and brownouts.  We ceased production from September 2010 to March 2011 due to the implementation by the local government of an “Energy Saving and Emission Reduction Plan.”  To reduce power consumption for a certain period the local government adopted this plan whereby nearly all construction and processing plants in Zhuolu County were required to halt production for a specified period.  In an effort to insulate ourselves from this problem, we have installed an Electricity Converting Station which can convert high voltage electricity to low voltage electricity, and it can also use diesel to generate power when there’s no electricity.  This should enable us to maintain full production should we once again be cut off from electricity generated by the local power company.  Nevertheless, management believes that the Energy Saving and Emission Reduction Plan enacted by the local government which forced all iron ore producers in the area of our plant to shut down was a one-time event and disruptions to our access to energy will not have material impact on our production in the future.

Huaxin plans to import iron sand from New Zealand and Australia. We are negotiating supply contracts with two companies in terms of price, quantity and grade.

Mining Rights

Iron ore mining enterprises in China must obtain a mining permit and a production safety permit for each mine prior to conducting mining operations.  In connection with the construction of our facilities we were granted the right to process ore displaced during the course of construction.  However, the ore from the Zhuolu Mine we have mined and processed since August 2011, exceeds what we were permitted to mine, and we have not been granted mining rights by the Department of Land and Resources of Hebei or by any other mining authority We have, however, obtained a temporary manufacturing license for metallurgical mineral production, which enables us to process iron ore.  Pursuant to the Mineral Resources Law, any entity which mines without a mining permit shall be ordered to cease mining and compensate for the losses caused; any mineral products and unlawful proceeds it realized shall be confiscated; and it also should receive fines of up to 50% of its unlawful proceeds. If we were sanctioned in accordance with these rules, all of the net income from our mining activities will be confiscated, and we will be subject to fines of up to 50% of the total net income. In such event, our results of operation and financial condition would be materially and adversely affected. So far, we have not received any penalty notice from any relevant authorities.

If we do not obtain mining rights to the Zhuolu Mine in the foreseeable future, we will seek to acquire iron ore from third parties.  The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.  The Company is currently in the process of applying for mining rights, and expects to be granted such rights, though there is no assurance that such rights will be obtained.

The Zhuolu county government engaged the Hebei Province Institute of Geological Survey (“the Institute”), an independent state-owned authorized geological survey entity, to carry out a geological survey on the Zhuolu Mine. The Institute obtained survey approval from the State Department of Land and Resources of Hebei Province and conducted the survey. In May 2011, the Institute issued its Geological Evaluation Report (“the Report”) and submitted the Report to Department of Land and Resources of Hebei.  The Zhuolu county government has applied to the State Department of Land and Resources of Hebei for mining permit for the Zhuolu Mine (“Mining Rights”) and expects to receive the rights within one year. Once the Mining Rights are granted by the Province, the Zhuolu county government will assign the Mining Rights to outside mining and exploration companies through public bidding.

To accelerate the process whereby China Jinxin might obtain a mining permit, China Jinxin entered an agreement dated April 11, 2011, with the Zhuolu county government regarding the geological survey of the Zhuolu Mine. Pursuant to this agreement, China Jinxin prepaid all the fees related to the geological survey for the Zhuolu county government, RMB1.98 million ($313,000).   The Zhuolu county government agreed that if China Jinxin obtains the Mining Rights through public bidding, the amount paid for the survey by China Jinxin will be credited against the price of the Mining Rights and if China Jinxin does not obtain the Mining Rights, the Zhuolu county government will reimburse the geological survey fees to China Jinxin.  The county government also agreed that if China Jinxin were not to obtain the mining rights it would cause the winning bidder to give China Jinxin priority to purchase the crude iron ores extracted from the Zhuolu Mine.

Research and Development

We had no research and development expenses in 2013 or 2014. We currently have no plans for any research and development activities and do not anticipate any material research and development costs.

Our Growth Strategy

Chinese demand for iron or steel products has increased rapidly in recent years.  We believe demand for high quality iron ore concentrate will continue to grow domestically and globally, thus affording us an opportunity to grow and expand our business operations. We intend to seek to grow our business through the acquisition of mines and other production facilities, in particular, by acquiring the right to mine in the areas surrounding our current production facilities.

We anticipate some of our acquisitions will be of existing mines and some of undeveloped properties.  In all cases, they will be properties with established reserves.  Our five-year goal is to control 50 million tons of reserves and to produce up to 1.1 million tons of iron ore concentrate per year.  Our primary criteria for selecting target mines are as follows:

1.	the resources, reserves and mining operations of the target mines;
2.	the grade, mining costs and sustainability of the target resources and reserves;
3.	exploration potential;
4.	the financial costs and benefits of the acquisition;
5.	valid land use rights and property ownership and no material legal risks; and
6.	the contributions of the acquisition towards the overall sustainability of our business.

We will finance our acquisitions, as well as the improvements necessary to existing mines and the development of mines on undeveloped properties, by using internally generated cash, if available, as well as cash raised by issuing equity securities and debt financing.

We anticipate all of our acquisitions will be in China.  We also expect that our customer base will increase as we gain access to additional steel manufacturers.

Government Regulation

Regulations Relating to Exploitation and Mineral Rights

The PRC government maintains a Catalogue for the Guidance of Foreign Investment Industries (“Catalogue”), which was promulgated and is amended from time to time by the Ministry of Commerce (“MOFCOM”) and the National Development and Reform Commission (“NDRC”). The Catalogue divides industries into three categories: encouraged, restricted and prohibited. Industries not listed in the Catalogue are generally open to foreign investment unless specifically restricted by other PRC regulations. According to the Catalogue as revised on October 31, 2007, iron ore exploration, mining and mineral processing projects belong to the category of Encouraged Foreign Investment Industries.  Despite the fact that iron ore exploration, mining and mineral processing projects belong to Category of Encouraged Foreign Investment Industries, the shareholders of China Jinxin elected to utilize the VIE structure in their efforts to raise capital because this structure has been accepted by investors in the United States and the shareholders believed that because it did not involve an acquisition of a domestic Chinese company it reduced the filings required to be made with and the permissions to be obtained from Chinese regulatory authorities relating to what could be deemed to be the transfer of their ownership interests outside of China.

Mining activities in the PRC are subject to the PRC Mineral Resources Law (“Mineral Resources Law”), promulgated by the PRC Government on March 19, 1986 and amended on August 29, 1996. The Mineral Resources Law regulates matters relating to the planning or engaging in the exploration, exploitation and mining of mineral resources. According to the Mineral Resources Law all mineral resources, including iron ore, are owned by the State. Except under limited circumstances, any enterprise planning to engage in the exploration, exploitation and mining of mineral resources must first apply for and obtain exploration rights and mining rights before commencing the relevant activities. The Mineral Resources Law prohibits the transfer of exploration and exploitation rights in general unless the transfer falls within certain specified circumstances.  China Jinxin currently does not own any mines or hold any mining rights.

Pursuant to the Mineral Resources Law, any entity which mines without a mining permit shall be ordered to cease mining and compensate for the losses caused; any mineral products and unlawful proceeds it realized shall be confiscated; and it also should receive fines of up to 50% of it unlawful proceeds.  Although we have extracted iron ore from the Zhuolu Mine, we do not have the right to do so.  If we were sanctioned in accordance with the rules promulgated under the Mineral Resources Law, we could be required to cease operations at the mining site, all of the net income from our mining activities could be confiscated, and we could be subject to fines of up to 50% of the total net income.  In such event, our results of operation and financial condition would be materially and adversely affected. So far, we have not received any penalty notice from any relevant authorities.  If we do not obtain mining rights to the Zhuolu Mine in the future, we will seek to acquire iron ore from third parties.  The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.

Exploration, exploitation and mining operations must comply with the relevant provisions of the Mineral Resources Law and other relevant regulations, and are under the supervision of the Ministry of Land and Resources. Exploration and exploitation of mineral resources also are subject to examination and approval by the Ministry of Land and Resources and relevant local authorities. Upon approval, a mining permit is issued by the relevant administrative authorities, which are responsible for supervision and inspection of mining exploitation in their jurisdictions. The holders of mining rights are required to file annual reports with the relevant administrative authorities.

Mineral products illegally extracted and incomes derived from such activities may be confiscated and may result in fines, revocation of the mining permit and, in serious circumstances, criminal liability.

 Regulations Relating to Metallurgical Mineral Production License

The Hebei Provincial Government implemented a production license system for metallurgical mineral products. On November 1, 2006, the Hebei Provincial Government promulgated Regulations on Supervision and Administration of Production and Operation of Metallurgical Mineral Products, and on January 28, 2011, issued its implementation regulations. According to these regulations, any company that engages in metallurgical mineral production must acquire a metallurgical mineral production license with a valid period of three years from the Hebei Provincial Government. If the business license, mining right or non-coal mine safety production license of the company is revoked or withdrawn, the metallurgical mineral production license will lapse.

China Jinxin obtained and then renewed its annual basis temporary metallurgical mineral production licenses issued by Zhangjiakou Metallurgical and Mineral Industrial Administration Agency.  The current temporary license expires on February 26, 2015. The Company has filed an application to have the license renewed and expects its renewal application to be granted in the second quarter of 2015. China Jinxin intends to apply to the Hebei Provincial Government for a formal metallurgical mineral production license after obtaining its mining rights. There can be no assurance China Jinxin will be able to obtain a formal metallurgical production license.  The failure to obtain the licenses necessary to continue to operate would have a material adverse effect on our operations and financial results.

Regulation Relating to Investment Projects

According to the Decision of the State Council on Reforming the Investment System promulgated on July 6, 2004, with the exception of iron ore projects with proved industrial reserves equal or above 50 million tons and iron making, steel making and steel rolling projects increasing production capacity, which shall be verified and approved by the investment administration authority of the State Council; all other iron ore development projects must be verified and approved by the investment administration authorities of provincial governments. China Jinxin’s iron ore concentration projects with annual production capacity of 300,000 tons was verified and approved by the Hebei Development and Reform Commission on January 22, 2007.

Regulations on Environmental Protection

The major environmental regulations applicable to us include the Environmental Protection Law of the PRC, the Water Pollution Prevention Law of the PRC, the Atmospheric Pollution Prevention Law of the PRC, the Environmental Impact Assessment Law of the PRC and the Law of the PRC on the Prevention and Control of Environmental Pollution by Solid Waste and the Regulations Governing Environmental Protection in Construction Projects. Also, general environmental regulations relating to noise and the treatment of industrial waste are applicable to our operations.

All phases of our operations are subject to environmental regulations and discharge standards promulgated by governmental agencies in China. Before we may begin project development and production, we must comply with environmental regulations and standards. Environmental regulations set forth limits and prohibitions on spills, releases or emissions of various substances produced in association with certain processing and manufacturing operations. A breach of any regulations may result in imposition of fines and penalties and even curtailment or suspension of our operations. Furthermore, future changes in environmental laws and regulations could result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

China Jinxin entrusted the Environmental Protection and Research Institute of Zhangjiakou city to conduct the environmental impact assessment of its iron ore mining and selecting project, and the Environmental Impact Report was issued in May 2007. Based on this report, Zhangjiakou Environmental Protection Department approved constructing and upgrading China Jinxin's production facility on July 26, 2007.

Regulations on Water Drawing

Pursuant to the Regulation on the Administration of the License for Water Drawing and the Levy of Water Resource Fees promulgated on February 21, 2006, effective on April 15, 2006, any entity or individual that draws water resources shall, except for the circumstances prescribed in the Regulation, apply for a license certificate for water drawing, and pay water resource fees. The valid term of a license certificate for water drawing is generally five years, and may not exceed 10 years. If, at expiry of the valid term, the license certificate needs to be renewed, the water drawing entity or individual shall file an application with the organization, which granted the certificate within 45 days prior to the expiry of the term. The organization shall, prior to the expiry of the term, decide whether or not to approve the renewal.

China Jinxin received a License for Water Drawing from the local water bureau with yearly water drawing of 20,000 cubic meters of water on December 7, 2006.  In April 2011, China Jinxin renewed the License and the current water license expires on April 13, 2016, with yearly water drawing of 15,000 cubic meters of water per annum.

Regulations on Annual Inspection

In accordance with relevant PRC laws, all types of enterprises incorporated under PRC laws are required to conduct annual inspections with the State Administration for Industry and Commerce of the PRC or its local branches. In addition, foreign-invested enterprises are subject to annual inspections conducted by other applicable PRC governmental authorities. In order to reduce enterprises’ burden of submitting inspection documentation to different governmental authorities, the Measures on Implementing Joint Annual Inspection on Foreign-invested Enterprises issued in 1998 by SAFE, together with six other ministries, stipulated that foreign-invested enterprises must participate in an annual inspection jointly conducted by all relevant PRC governmental authorities.

Regulation Relating to Mining Safety

Pursuant to the Work Safety Law of the PRC promulgated on June 29, 2002 and effective on November 1, 2002 and the Law of the PRC on Safety in Mines and its related implementation rules promulgated on November 7, 1992 and October 30, 1996 and effective on May 1, 1993 and October 30, 1996, respectively, (a) safety facilities in mine construction projects must be designed, constructed and put into operation at the same time as the commencement of the principal parts of the projects; (b) the design of a mine shall comply with the safety rules and technological standards of the mining industry and shall be approved by the relevant authorities; and (c) such mines may start production or operations only after they have passed the safety check and approval process as required by the relevant PRC laws and administrative regulations.

The Regulation on Work Safety Licenses was promulgated and became effective on January 13, 2004. Pursuant to the regulation, (a) the work safety licensing system is applicable to any enterprise engaging in mining and such enterprise may not produce any products without obtaining a work safety license; (b) prior to producing any products, the mining enterprise shall apply for a work safety license, which is valid for three years; and (c) if a work safety license is required to be extended, the enterprise must apply for an extension with the administrative authority who issued the original license within three months prior to the expiration of the original license.

In addition, the Implementation Measures for non-coal mining enterprises work safety licenses was promulgated and became effective on June 8, 2009. Under this legislation, non-coal mining enterprises, i.e., metal and non-metal mine enterprises, and also its tailings ponds, geological exploration units, mining engineering corporations, oil and natural gas enterprises need to obtain a safety production permit before any productive activities, every independent productive system of the metal and nonmetal mine enterprises need to obtain a separate safety production permit. The licenses last for three years, and can be extended if the non-coal mining enterprises apply to the administrative authority three months before its expiration date.

Pursuant to the Provisional Regulations on the Installation, Use, Monitoring and Inspection of the ‘‘Six Major Systems’’ for Safety and Refuge in Underground Metal and Non-metal Mines promulgated on October 9, 2010 by the State Administration of Work Safety, underground metal and non-metal mines should install the ‘‘six major systems’’ for safety and refuge, namely monitoring and control systems, underground workers positioning system, emergency refuge system, pressurizing self-rescue system, water supply rescue system and communications system according to the time limit set down by the regulations, and should also have in place specially designated staff for the management and maintenance of these systems. The safety production permits shall be withheld by safety production regulation authorities above county level for enterprises operating on underground mines which have failed to comply with the requirements to complete the construction of such ‘‘six major systems’’ for safety and refuge within the time limit, which shall be ordered to make rectifications within a time limit, failing which the local government is entitled to shut down the operations of such enterprises.

Pursuant to the Provisional Regulations on Requirements for Management Members of Metal and Non-metal Mining Enterprises to Accompany Workers in Descending and Ascending Underground Mines and the Monitoring and Inspection of Compliance Therewith in effect from November 15, 2010, mining enterprises must ensure there is at least one responsible person (person-in-charge, member of the management or deputy chief engineer) for each group to carry out on-site underground mining operations and that he shall accompany workers in descending and ascending the underground mines. Where mining enterprises have failed to establish a complete and sound or any system for management members to lead workers in underground mining operations in accordance with the regulations, such enterprises shall be given warnings and shall be fined RMB 30,000 ($4,800); the persons-in-charge shall also be warned and fined RMB 10,000 ($1,600); where the contravention is serious, the safety production permit shall be withheld and the operation shall be suspended for rectifications in accordance with the law. Where management members of mining enterprises have failed to lead workers in underground mining operations, such enterprises shall be given warnings and be fined RMB 30,000; where the contravention is serious, the operation shall be suspended for rectifications in accordance with the law, and management members who have breached the regulations shall be deemed to have left their post without permission and shall be fined RMB 10,000 ($1,600).

Pursuant to the Law Of The PRC On Safety In Mines adopted on November 7, 1992, and Implementing Rules on the Law Of The PRC On Safety In Mines of Hebei Province effective in September 1995, as amended in December 1997, the designs of safety facilities in mine construction projects must be examined by the administration department of mining enterprises together with the participation of the competent department of labor administration; and upon completion, the safety facilities in mine construction projects shall be subject to inspection for acceptance by the authorities in charge of mining enterprises, with participation of the competent department of labor administration; those failing to comply with the safety rules and technological standards for mining industry may not pass inspection for acceptance, and may not be put into operation; managers of mines must prove, through examination, to have special knowledge of safety and the capability of leading safe production and disposing of accidents in mines; personnel in charge of safety work in mining enterprises must possess necessary specialized knowledge of safety and experience in safety work in mines; special operators in charge of safe production in mining enterprises must receive special training; they may take up a post of such duty only after they have obtained a certificate of operation qualification after passing due examination and verification. The law also provides for the conditions for safe production, the requirements to implement safety rules and industry technical specifications, and to prepare and implement operational procedures.

In March 2009 China Jinxin received its first temporary production license pursuant to which it began production in March 2010.  Because China Jinxin has not been granted a mining license, as opposed to a production license, it is not required to obtain the production safety licenses described above.  If China Jinxinwas to obtain mining rights, it would apply for the required production safety licenses. Currently, China Jinxin is recruiting mining managers with experience in obtaining the required safety certificates.

Pursuant to the Regulation on the Safety Administration of Explosives for Civilian Use adopted on April 26, 2006, the State applies a licensing system to the production, sale, purchase, transport and blasting operation of explosives for civilian use. As a mining company, China Jinxin needs to obtain the Purchase Permit of Explosives for Civil Use and Blasting Operation Permit to purchase and use explosives legally. China Jinxin is currently applying for the two permits.

Regulations on Work Safety

The Work Safety Law of PRC (the “Work Safety Law”) was promulgated as of June 29, 2002. It regulates the work safety of entities that engage in production and business operation activities within the territory of the PRC (hereinafter referred to as “production and business operation entities”). All production and business operation entities must observe the Work Safety Law and any other relevant laws or regulations concerning work safety, strengthen the administration of work safety, establish and perfect the system of responsibility for work safety, perfect the conditions for safe production, and ensure safety during production. The production and business operation entities must provide conditions for safe production as provided in the Work Safety Law and other relevant laws, administrative regulations, national standards and industrial standards.

Any entity that does not maintain the conditions for safe production may not engage in production and business operation activities.

The Department of the State Council in charge of the supervision and administration of work safety is required to implement comprehensive supervision and administration of work safety in the PRC. The relevant governmental authorities superior to the county level and in charge of the supervision and administration of work safety are required to implement comprehensive supervision and administration of work safety within their respective administrative jurisdictions according to the Work Safety Law.

In case of a violation of the Work Safety Law, the relevant authorities can order the decision-making department or key person-in-charge of any production and business operation entity to correct the violation, suspend production or business and can take other administrative measures. If a work safety accident has resulted and a crime has been committed, the key person-in-charge may assume criminal liabilities according to the relevant provisions of the Criminal Law.

Regulations on Foreign Currency Exchange

Pursuant to the Foreign Currency Administration Rules promulgated in 1996 and amended in 2008 and various regulations issued by the State Administration of Industry and Commerce and the State Administration of Foreign Exchange (“SAFE”) and other relevant PRC governmental authorities, Renminbi are freely convertible only to the extent of current account items, such as trade related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investment, require prior approval from SAFE or its local counterpart for conversion of Renminbi into a foreign currency, such as US dollars, and remittance of the foreign currency outside the PRC.

Payments for transactions that take place within the PRC must be made in Renminbi. Unless otherwise approved, PRC companies must repatriate foreign currency payments received from abroad. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by SAFE or its local counterpart. Unless otherwise approved, domestic enterprises must convert all of their foreign currency receipts into Renminbi.

On August 29, 2008, SAFE promulgated a circular regulating the conversion by a foreign-invested company of its registered capital in foreign currency into Renminbi by restricting how the converted Renminbi may be used. This circular stipulates that the registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within China. Violations of this circular can result in severe penalties, including monetary fines.

In addition, any foreign loans to an operating subsidiary in China that is a foreign invested enterprise, cannot, in the aggregate, exceed the difference between its respective approved total investment amount and its respective approved registered capital amount.

Regulation on Foreign Exchange in Certain Onshore and Offshore Transactions

In October 2005, SAFE issued Circular 75, which regulates foreign exchange matters in relation to the use of a “special purpose vehicle” by PRC residents to seek offshore equity financing and conduct “return investment” in China. Under Circular 75, a “special purpose vehicle” refers to an offshore entity established or controlled, directly or indirectly, by PRC citizens or PRC entities (collectively, as PRC residents) for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents or PRC entities in onshore companies, while “round trip investment” refers to the direct investment in China by PRC residents through the use of “special purpose vehicles,” including without limitation, establishing foreign invested enterprises and using such foreign invested enterprises to purchase or control (by way of contractual arrangements) onshore assets. Circular 75 requires that, before establishing or controlling a “special purpose vehicle,” PRC residents are required to complete foreign exchange registration with the competent local counterparts of SAFE for their overseas investments. In addition, such PRC resident is required to amend his or her SAFE registration or to file with SAFE or its competent local branch, with respect to that offshore special purpose vehicle in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China by the offshore special purpose vehicle. To further clarify the implementation of such amendment or filing procedure, SAFE requires domestic enterprises under Circular 75 to coordinate and supervise such amendment or filings with SAFE or its local counterparts by such PRC residents. If PRC residents fail to comply, the domestic enterprises are required to report to the local SAFE authorities.

Failure to comply with the registration procedures set forth in Circular 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including being prohibited from distributing its profits and proceeds from any reduction in capital, share transfer or liquidation to its offshore parent or affiliate, and restrictions on the ability to contribute additional capital from the offshore entity to the PRC entities, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

Regulation on Overseas Listings

On August 8, 2006, MOFCOM, the CSRC, the State-owned Assets Supervision and Administration Commission, the SAT, the State Administration of Industry and Commerce and SAFE jointly promulgated the “Rules on the Mergers and Acquisition of Domestic Enterprises by Foreign Investors,” which became effective on September 8, 2006, and was further amended on June 22, 2009, or the M&A Rules.

Among other things, the M&A Rules include provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement to various types of transactions, including those which involve the use of variable interest entity agreements.

Regulations on Dividend Distribution

The principal regulations governing dividend distributions by wholly foreign-owned enterprises include: Wholly Foreign-Owned Enterprise Law (1986), as amended in 2000 and Wholly Foreign-Owned Enterprise Law Implementing Rules (1990), as amended in 2001. Under these regulations, wholly foreign-owned enterprises in the PRC may pay dividends only out of their accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Additionally, these foreign-invested enterprises are required to set aside 10% of their after-tax profits based on the PRC accounting standards each year, if any, to fund their general reserve fund, until the accumulative amount of such reserves reaches 50% of their registered capital. These reserves are not distributable as cash dividends. Besides the compulsory reserve fund, wholly foreign-owned enterprises may also set aside any funds from their after-tax profits, at the discretion of their shareholders. In addition, dividends we pay to our non-PRC shareholders may be subject to a 10% withholding tax, unless otherwise set forth in the tax treaties between China and other countries or areas.

Regulations Relating to Taxation

The PRC Enterprise Income Tax Law applies a 25% enterprise income tax rate to both foreign-invested enterprises and domestic enterprises, except to the extent tax incentives are granted to special industries and projects. Under the PRC Enterprise Income Tax Law and its implementation regulations, dividends generated from the business of a PRC subsidiary after January 1, 2008 and payable to its foreign investor may be subject to a withholding tax rate of 10% if the PRC tax authorities determine that the foreign investor is a non-resident enterprise, unless there is a tax treaty with China that provides for a preferential withholding tax rate. Distributions of earnings generated before January 1, 2008 are exempt from PRC withholding tax.

Under the PRC Enterprise Income Tax Law, an enterprise established outside China with “de facto management bodies” within China is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. A circular issued by the State Administration of Taxation in April 2009 regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese enterprise groups and established outside of China as “resident enterprises” clarified that dividends and other income paid by such PRC “resident enterprises” will be considered PRC-source income and subject to PRC withholding tax, currently at a rate of 10%, when paid to non-PRC enterprise shareholders. This circular also subjects such PRC “resident enterprises” to various reporting requirements with the PRC tax authorities.

Under the implementation regulations to the PRC Enterprise Income Tax Law, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and properties of an enterprise. In addition, the tax circular mentioned above specifies that certain PRC-invested overseas enterprises controlled by a Chinese enterprise or a Chinese enterprise group in the PRC will be classified as PRC resident enterprises if the following are located or resident in the PRC: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, the company seal, and minutes of board meetings and shareholders’ meetings; and 50% or more of the senior management or directors having voting rights.

Pursuant to the Notice of Value-added Tax Rate in Metal and Non-metal Mineral Dressing Products promulgated on December 19, 2008 and effective on January 1, 2009, beginning from January 1, 2009, the value-added tax rate for metal and non-metal mineral dressing products, including iron ore, is adjusted from 13% to 17%.

Competition

Iron ore mines are classified by their annual production capacity of iron ore. Large-scale mines have a production capacity greater than 2,000 ktpa. Medium-scale mines have a production capacity between 600 ktpa to 2,000 ktpa. Small-scale mines have a production capacity of less than 600 ktpa. The Chinese iron ore industry is highly fragmented and is dominated by small-sized producers.  The majority of China's iron ore output comes from small and medium scale mines.   The remaining iron ore output is produced by large scale mines, most of which belong to state-owned steel companies.

In our primary market, Hebei Province, we face competition from local iron ore producers.  There are approximately 2,700 small-scale iron ore mines in Hebei Province. Key iron ore producers in Hebei Province include Hebei Steel Group, Shougang Group and Hanxing Mining, all of which are state-owned enterprises. Of the top 10 iron ore mines in Hebei Province, eight are owned by state-owned enterprises.

We are in the early stages of our business development and will compete with other iron ore concentrate producers mainly on the basis of price and quality of our output.  If we are successful in obtaining rights to or otherwise acquiring iron ore from mines in the vicinity of our property we believe we will be in a good position to compete with other local concentrate producers because of (i) the high grade and quality of the iron ore in the mines surrounding our property which, if we obtain the output from these mines, will allow us to efficiently produce high grade concentrate and (ii) our close proximity to major potential customers and the associated low transportation costs.  There can be no assurance that we will be successful in obtaining the mining rights we seek and will likely have to compete with other better capitalized companies to obtain such rights.

Because of the economies of transportation, most large iron producers supply their products to steel companies relatively near their facilities. Given that iron ore concentrates tend to be sold on the basis of market prices and that demand for iron concentrates in China currently exceeds the capacity of the larger producers, smaller producers such as us, generally supply their iron ore to the same steel companies as the larger companies and their ability to operate profitably, as well as ours, is determined by their ability to produce at a cost which allows them to operate profitably.  Consequently, we believe that if we have sufficient capital and can obtain access to iron ore from the mines surrounding our facility, we can compete effectively and profitably.

Countries and Regions(kiloton)	Production Capacity
	Feb, 2015	2014	2013
Canada	1 250	1550	1250
Mexico	6 100	5940	6100
Trinidad and Tobago	3 290	1633	3290
Argentina	1466	1665	1466
Peru	93	91	93
Venezuela	2584	1415	2584
Egypt	3432	2882	3432
Libya	956	1302	956
South Africa	1444	990	1444
Iran	14458	14551	14458
Qatar	2386	2515	2386
Saudi Arabia	6070	5508	6070
UAE	3075	2409	3075
India	16893	18067	16893
Total	63495	60519	63495

Sources: World Steel Association

Kobe Steel US subsidiaries Midrex predicted that in the next 12-17 years the global DRI output will more than double, due to natural gas supply growth and limits on carbon emissions to promote integrated steelworks to produce hot piece of iron. Midrex said, the next few years the global DRI production may increase annually 5-6 million tons, but with the new DRI/HBI production capacity, in 2025-2030, the global DRI output will accelerate growth and up to 200 million tons.

According to the latest statistics of Midrex, the global DRI production in 2013 was 75,220,000 tons, compared to last year, increase 2.8%. However, our domestic DRI production never reach 600 thousand tons, less than 1% of the world production, among which about 40% of the product quality can’t reach the country standard requirements. The gap between the world is the potential development. Increase the production scale and improve the product quality is the real practical problems in DRI industry development.

China Association of Steel Scrap and DRI Working Committee Deputy Secretary-General Tao Jiangshan pointed out: our country is the world’s first power electric steel furnace production, although the current electric furnace steel production only accounting for 10% of the total steel production, with the adjustment of Chinese steel products structure, promote the policy that restrict the development of the small blast furnace, optimize the steel quality, strengthen the environmental requirements and improve the electric power supply, taking scrap steel as raw material of furnace short process is expected to rapidly development. However, due to the shortage and poor quality of scrape, therefore, the demand of DRI will continue to increase. According to the China Iron and Steel Scrap Application Association estimates that at present China’s DRI market demand is 15-20 million tons per year, domestic can’t meet the requirements, which has to rely on imports.

Employees

China Jinxin

We currently have 60 full-time employees, the majority of which work at our production facilities. We believe we are in material compliance with all applicable labor and safety laws and regulations in the PRC, including the PRC Labor Contract Law (“LCL”), the PRC Unemployment Insurance Law, the PRC Provisional Insurance Measures for Maternity of Employees, PRC Interim Provisions on Registration of Social Insurance, PRC Interim Regulation on the Collection and Payment of Social Insurance Premiums and other related regulations, rules and provisions issued by the relevant governmental authorities for our operations in the PRC.  According to the PRC LCL, we are required to enter into labor contracts with our employees and to pay them no less than the local minimum wage.

Our senior management is comprised of a group of highly experienced professionals in the iron ore mining and processing field with an average industry experience exceeding 10 years. We have filled mid-level management positions and other key functions in our Company with specialists to support our senior management. We require our employees to have appropriate education, training and/or work experience in their respective fields. We believe that our management team possesses in-depth knowledge critical to our Company’s success in the iron ore industry and is capable of identifying and seizing market opportunities, formulating sound business strategies, assessing and managing risks, implementing management and production schemes, and increasing our overall profit to maximize our shareholder value. Below is a breakdown table of the number of our employees in each department:

Department	Employee #
Administrative	17
Finance	9
Quality Control	3
Production	12
Exploration	19
Total	60

China Huaxin

China Huaxin Currently has 206 full-time employees.

Department	Employee#
Management	9
Production	77
Gas Station	33
Administrative	37
Electrical Engineer	11
Quality Control	10
Finance	6
Maintenance	13
Logistics	13
Total	209

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Notes Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Risks Related to Our Business

We have had no revenues since December 2011 when we ceased operations at our China Jinxin processing facility to upgrade our production lines, and therefore it is difficult to assess our business or prospects.

We have had no revenues since December 2011 when we ceased operations at our China Jinxin processing facility to upgrade our production lines, and prior thereto, our operations were limited, and we were dependent on a single customer who has ceased purchases due to a failure to agree on sales price.

We have not yet obtained the necessary permits to mine any iron ore. Initially we processed iron ore recovered during the construction of our production facilities and ancillary roads in accordance with approvals granted by the local mineral authorities.  Prior to the cessation of production, we had processed all of such ore and started extracting iron ore on the mine upon which our production facilities are located even though we did not have the right to do so. If we are unable to obtain the necessary permits to mine in the areas surrounding our production facilities in the future and are challenged by related government authorities, we will have to purchase iron ores from third parties for processing at our production facilities.  Consequently, it is difficult to assess our business or prospects.

We may not be able to continue to operate as a going concern.

We incurred a net loss of $7.64 million for the year ended December 31, 2014. We also had a working capital deficit of $52.15 million as of December 31, 2014. In addition we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. The price of iron ore concentrate is still in decline. These conditions raise a substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are in the process of upgrading our equipment. Once the upgrading project is completed, we will be able to resume production. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and the Company currently owes $11.50 million to the shareholder. In addition, China Huaxin borrowed $28.44 million from three shareholders. Despite such commitments, there is no assurance that adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

We have extracted ore without a permit.

We have extracted and continue to extract and process iron ore from the mine upon which China Jinxin’s production facilities are located even though we do not have a permit to do so.  If we were sanctioned for mining ore without a permit in accordance with the rules promulgated under the Mineral Resources Law, we could be required to cease operations at the mining site, all of the net income from our mining activities could be confiscated, and we could be subject to fines of up to 50% of the total net income. In such event, our results of operation and financial condition would be materially and adversely affected.

We have not yet obtained the necessary permits to mine in the areas surrounding our production facilities. Our failure or inability to obtain, retain or renew required government approvals, permits and licenses for mining activities in the area surrounding our production facilities could have a material and adverse effect our business, financial condition and results of operations.

Pursuant to the Mineral Resource Law of PRC, promulgated on March 19, 1986, effective on October 1, 1986 and amended on August 29, 1996, and the related implementation rules promulgated on March 26, 1994, mineral resources are owned by the State with the State Council exercising ownership over such resources on behalf of the State. Any enterprise that intends to exploit mineral resources must acquire mining rights and production safety permits for each mine prior to conducting mining.  Besides, the mining enterprise must also pass periodic inspections conducted by relevant environmental protection authorities, which are required by PRC production safety and environmental protection-related laws as well as the local laws and regulations of Hebei Province, where our operations are located.

Therefore, our ability to conduct our business is subject to our ability to obtain, renew and maintain the requisite mining and exploration approvals, permits and licenses. In particular, we have not received any mining rights for the Zhuolu Mine or any other mine in the area of our current production facilities.  If we do not acquire rights to mines in the area of our production facilities, we will be forced to purchase iron ore and other metals for processing from third parties.  There is no guarantee that iron ores or any other metals of suitable quality will be available to us, will be available on reasonable prices or will be located sufficiently close to our facilities to make their processing by us economically feasible. In such event, we would not be able to realize the potential of our production facilities and our business, results of operations, financial condition and ability to realize our business plans would be materially and adversely affected.

We have not yet obtained all the necessary permits to operate our production facilities.

We do not have long term permits and licenses necessary to operate our production facilities in Zhuolu and, to date, have been operating pursuant to temporary licenses with the consent of the local governmental authorities. We cannot guarantee we will be able to obtain, retain and renew the approvals, permits and licenses required to operate our facilities or that we will be able to successfully obtain, retain or renew future approvals, permits and licenses in a timely manner, or that such approvals, permits and licenses will not be revoked by the relevant authorities or contain limitations that will adversely impact our ability to fully utilize our facilities. Moreover, the authorities may impose different or additional conditions on our approvals, permits and licenses that may be burdensome and costly to fulfill. We have been operating our Zhuolu facility under temporary manufacturing licenses, which have been granted on an annual basis  Failure to obtain, retain or renew and ensure continued compliance with such approvals, permits and licenses as planned may cause us to experience delays in our production plans or have to cease or limit our production.  In such event we would not be able to realize the potential of our production facilities and our business, results of operations, financial condition and ability to realize our business plans would be materially and adversely affected.

China Jinxin is dependent on a single customer who has ceased purchases due to a failure to agree on sales price.

To date, all of China Jinxin’s iron ore concentrate has been sold to HSG. The price we receive for our output is determined by HSG in light of market prices and the quality of our product and is to result in a proper profit margin to us.  If China Jinxin is not satisfied with the price set by HSG it can attempt to renegotiate the price.  China Jinxin has withheld deliveries from HSG since the end of 2011 because of its dissatisfaction with the price offered by HSG. If this customer significantly reduces its purchases of iron ore concentrate from us, or if we are unable to sell iron ore concentrate to it on favorable terms or at all, and we are unable to obtain additional customers, our business, financial condition and results of operations may be materially and adversely affected. Our ability to receive payment for the sale of our iron ore concentrate depends on the continued creditworthiness of our customers. Furthermore, the bankruptcy of any of our customers could materially and adversely affect our business. We may be required to extend credit to customers, including on terms that could increase the risk of payment default, in order to compete with the terms offered by other iron ore concentrate suppliers

Our business and results of operations will depend on the market price of iron ore concentrate, which is driven by factors beyond our control.

Our business is sensitive to fluctuations in the price of iron ore concentrate. Like many producers of iron ore concentrate in China, our iron ore concentrate is priced primarily by reference to market prices. Consequently, fluctuations in the market price of iron ore concentrate, due to numerous factors beyond our control such as an imbalance in the supply of and demand for iron ore concentrate in local, national and global markets, the availability of competitive supplies, pricing mechanisms and foreign exchange rates, directly affect the pricing of our iron ore concentrate and our results of operations.

The price of iron ore concentrate has historically been subject to significant fluctuations in response to market forces, such as global iron ore production levels, demand for steel products and general global and PRC economic conditions. Any sustained adverse movement in the price of iron ore concentrate in the future will have a material adverse effect on our business, financial condition and results of operations.

We do not have the land use rights to the property upon which one of our production facilities are located.

The land occupied by our Zhuolu facilities is listed in the overall plan for land utilization of Zhangjiakou City as land to be used for construction. According to Chinese laws and regulations related to land management, only state-owned land can be used for construction.  The land occupied by our production facilities is still owned collectively by local villagers and should only be used by us for construction after it is changed to state-owned land through acquisition by the local government. We cannot assure you that we will obtain the land use rights to the property upon which our production facility is located. The failure to obtain such land use rights would have a material and adverse effect on our business, financial condition and results of operations.

Mining operations have a finite life, and eventual closure of these operations will entail costs and risks regarding ongoing monitoring, rehabilitation and compliance with environmental standards.

Any mining operation we might undertake would have a finite life. The closure of any mine entails significant costs and risks, including among others:

●	long-term management of permanent engineered structures;
●	compliance with environmental closure standards;
●	orderly retrenchment of employees; and
●	relinquishment of the site with associated permanent structures and community development infrastructure and programs to new owners.

If we were to commence mining operations, the successful completion of these tasks depends on our ability to implement negotiated agreements with the relevant governmental authorities, community organizations and employees. The consequences of a difficult closure range from increased closure costs and handover delays to ongoing environmental rehabilitation costs and damage to our reputation if desired outcomes cannot be achieved, which could materially and adversely affect our business and results of operations.

Our plan to acquire mineral reserves may not succeed.

We intend to acquire the right to mine mineral reserves. However, we will encounter intense competition from other companies seeking to acquire the same assets and we may fail to select or value targets appropriately. One of the important factors we will consider when we select or value targets is their resource and reserve estimates. Resource and reserve estimates involve professional judgments based on factors such as technical data, experience and industry practice. The accuracy of these estimates may be affected by many factors, including the quality of the results of exploration drilling, sampling of the ore, analysis of the ore samples, estimation procedures and the technical expertise and experience of the persons making the estimates. There are also many assumptions and variables beyond our control that may result in inherent uncertainties in estimating reserves. As a result, resource and reserve estimates may be inaccurate and may lead to a failure to select or value targets appropriately, which may in turn result in our inability to successfully implement our expansion plans at a reasonable cost, or at all.

Even if we discover or acquire mineral reserves at a price that we believe is in the interests of our Company, it can take several years from the initial phases of drilling until production is possible, during which the economic feasibility of production may change. It takes substantial time and expenditures to:

●	comprehensively establish ore reserves through drilling;
●	determine appropriate mining and production processes for optimizing the recovery of iron contained in ore;
●	obtain environmental and other licenses;
●	construct mining and processing facilities; and
●	obtain the ore or extract iron content from the ore.

If a project proves not to be economically feasible by the time we are able to exploit it, we may incur substantial losses or write-offs. In addition, potential changes or complications involving metallurgical and other technological processes arising during the life of a project may result in cost overruns that may render the project not economically feasible. We also face risks in relation to changes to applicable laws and regulations, compliance with which may make extracting the ore more expensive than we had previously estimated. We therefore cannot assure you that new mineral reserves will be successfully developed or integrated within our existing operations at a reasonable cost within a reasonable period of time or at all or that they will generate the expected economic returns. If our expansion plans are delayed or they fail to deliver the expected economic benefits, our business, financial condition and results of operations would be materially and adversely affected.

We face certain risks and uncertainties beyond our control that are associated with our operations and our customers’ operations.

Our mining and processing operations are subject to a number of operating risks and hazards, some of which are beyond our control. These operating risks and hazards include the need to carry out unscheduled maintenance; critical equipment failures in our mining or ore processing operations; industrial accidents; water, power or fuel supply interruptions; fires, inclement or hazardous weather conditions and natural disasters; and unusual or unexpected variations in the ore and in the geological or mining conditions such as instability of the open-pit slopes and subsidence of the working areas. Any of these risks and hazards or any combination thereof may disrupt or result in a suspension of our operations, increase production costs, result in property damage, personal injuries and liability to us and harm our reputation. Natural disasters and industrial accidents also may interrupt our customers’ operations and production, impacting the demand they may have for our products. Moreover, natural disasters and industrial accidents may damage or substantially hamper critical ancillary operations such as the transportation of our products to our customers. The occurrence of any natural disaster or industrial accident adversely affecting our customers and their ancillary operations may have a material adverse effect on our business, financial condition and results of operations.

Our insurance coverage may be insufficient to cover our business risks.

We face various operational risks in connection with our business. However, we are not insured against certain risks. Any losses and liabilities for which we are not insured or our insurance coverage is inadequate to cover the entire liability may have a material adverse effect on our business, financial condition and results of operations.

We cannot assure you that the safety measures we have in place for our operations will be sufficient to mitigate or reduce industrial accidents. We also cannot assure you that casualties or accidents will not occur or that our insurance coverage would be sufficient to cover costs associated with major accidents. In the event that we incur substantial losses or liabilities and our insurance does not cover such losses or liabilities adequately or at all, our business, financial condition and results of operations may be materially and adversely affected.

We may not be able to obtain and renew land use rights and building ownership rights for our facilities in Zhuolu.

China Jinxin leases 15.80 hectares of land, on which it built its production facilities and office buildings for a term ending in December 2026.  China Jinxin constructed five houses on its land.  Pursuant to the certificates of ownership, the total area is 9,755 square meters. The valid period of the land use right corresponding to 9,646 square meters terminated on August 30, 2009, and the Company is in the process of renewing such land use right. The balance terminated on March 6, 2014. The Company has filed an application for the renewal of its land rights. There can be no assurance we will be able to renew our leases upon expiration of their current terms.

The land occupied by our production facilities in Zhuolu has been designated for construction. According to Chinese laws and regulations, only state-owned land can be used for construction. However, the land occupied by China Jinxin’s production facilities is not and has never been state-owned.  It is currently owned collectively by local villagers.  As a result, the land has to be acquired by the local government and then transferred to China Jinxin. Because this process has not been completed, the houses, office buildings and production facilities on the land are subject to limitations on transfer or the granting of mortgages.  Further, there can be no assurance that China Jinxin will be able to continue to use its facilities if the transfer process is not completed.

Our business requires significant and continuous capital investment.

We will require a high level of capital expenditure in the foreseeable future to fund our ongoing operations and future growth. We will require significant additional capital to implement our strategy of acquiring mining assets and undertaking exploration activities. We intend to fund our capital expenditures, future acquisitions and exploration activities out of internal sources of liquidity and/or through access to additional financing from external sources. Our ability to obtain external financing in the future at a reasonable cost is subject to a variety of uncertainties, including:

●	our future financial condition, results of operations and cash flows;
●	the condition of the global and domestic financial markets; and
●	changes in the monetary policy of the PRC government with respect to bank interest rates and lending practices.

If we require additional funds and cannot obtain them on acceptable terms when required or at a reasonable financing cost or at all, we may be unable to fulfill our working capital needs, upgrade our existing facilities or expand our business. These or other factors may also prevent us from entering into transactions that would otherwise benefit our business or implementing our future strategies. Any of these factors may have a material adverse effect on our business, financial condition and results of operations.

We may have difficulty in managing our future growth and any associated increased scale of our operations.

We expect to expand through both organic growth and acquisitions. Our future expansion may place a significant strain on our managerial, operational, technical and financial resources. In order to better allocate our resources to manage our growth, we must hire, recruit and manage our workforce effectively and implement adequate internal controls in a timely manner. If we are unable to effectively manage our growth and the associated increased scale of our operations, our business, financial condition and results of operations could be materially and adversely affected.

If we are unable to attract and retain senior management and qualified technical and sales personnel, our operations, financial condition and prospects could be materially adversely affected.

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel.  In particular, our success depends on the continuing employment of our Chief Executive Officer, Mr. Changkui Zhu, and our Chief Financial Officer, Mr. Zhengting Deng.  There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

Our business depends on reliable and adequate transportation capacity for our products.

Iron ore and iron ore-related products are bulky and heavy. Although our sole customer has assumed responsibility for payment of transportation of our mining products, other customers may be unwilling to do so, and as a result, transportation expenses may become a significant component of our selling expenses. Fluctuations in transportation expenses may adversely affect our ability to produce and deliver our products as well as our selling expenses, margins and profitability. If the capacity of transportation networks to or from our processing plants is reduced or cut off entirely for any long period of time, we may lose our customers or breach existing sales contracts. Any difficulties experienced by us in delivering our products may increase our transportation costs, reduce demand for our products and have a material adverse effect on our business, financial condition and results of operations.

Our operating costs may increase.

Mining costs generally increase over the lifespan of a mine as pits or underground mining faces become deeper. In addition, labor costs and raw material and utilities costs in China are generally expected to increase. If our mining costs, labor costs or other operating costs increase and we cannot increase our production efficiency to offset any such increase or pass any such increase on to our customers, our business, financial condition and results of operations may be materially and adversely affected.

We may not be able to maintain an adequate and timely supply of electricity, water, equipment, auxiliary materials and other critical supplies at reasonable prices or at all.

Cost effective operations of our mine depend, among other things, on the adequate and timely supply of electricity, water and auxiliary materials, such as grinding balls, diesel and explosives. Electricity and water are the main utilities used in our operations. Any increase in the prices of electricity or water or disruption in our electricity or water supply could materially and adversely affect our financial condition and results of operations. We source our auxiliary materials and equipment from domestic suppliers in the PRC. If our supplies of auxiliary materials, equipment or spare parts are interrupted or their prices increase, or our existing suppliers cease to supply us on acceptable terms, our business, financial condition and results of operations could be materially and adversely affected.

We may be subject to disputes with employees or other third parties.

The businesses we operate involve dealings with both permanent and temporary employees as well as numerous third parties including land use rights holders, suppliers and customers, and we may be subject to claims or litigation involving such employees or third parties from time to time such as labor disputes and claims under business contracts with suppliers or customers. We may also be subject to labor disputes, labor shortages or other impositions on our business operations, such as supply shortages, if we are unable to amicably resolve disputes with any such parties. Issues with the local communities surrounding the areas where we operate might also arise from the implementation of our business activities, which may result in community protests, blocking of access to our operations and third party claims. Our operations may be affected if we fail to successfully settle any such issues with local communities or groups. We cannot assure you that any such disputes will not arise in the future and that the occurrence of one or multiple disputes will not have a material adverse effect on our business and financial condition.

Risks Related to Doing Business in China

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Our business depends on China’s economic growth.

Our business and prospects depend on the rate of economic growth in the PRC which, in turn, affects demand for iron and steel. The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. The PRC economy has grown significantly in recent years; however, we cannot assure you that such growth will continue.  If the PRC’s economic growth slows or if the PRC economy experiences a recession, the demand for our products may decrease and our business, financial condition and results of operations may be materially and adversely affected.

We derive substantially all of our revenue from the sale of DRI. Growth in demand for iron ore concentrate and DRI is fuelled largely by the growth of the PRC iron and steel industries. Demand for our iron ore concentrate and DRI is, in particular, heavily dependent on the production levels of major steel producers in Liaoning Province and Hebei Province in the PRC and their demand for our products.

In 2008 and 2009, the economies of the US, Europe and certain countries in Asia experienced a severe and prolonged recession and China experienced a slowdown in growth, which led to a reduction in economic activity. As a result, the demand for, and market prices of, iron ore concentrate in China also declined significantly. Any prolonged slowdown of the PRC economy in the future could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to extensive regulations and affected by government policies in the PRC mining industry.

We are subject to extensive national, provincial and local government regulations, policies and controls in the PRC that govern many aspects of our industry, including, without limitation:

●	limits on increases in ore output volume;
●	grant and renewal of mining rights;
●	grant and renewal of safety production permits;
●	production safety and casualty ratings;
●	taxes and fees;
●	environmental, health and safety standards; and
●	annual verification of mining permits and exploration permits.

The liabilities, costs, obligations and requirements associated with these laws and regulations may be significant and may delay or interrupt our operations. Failure to comply with the relevant laws and regulations in our mining operations may result in penalties or suspension of our operations. Additionally, we cannot assure you that the relevant government agencies will not alter these laws or regulations or impose additional or more stringent laws or regulations. Compliance with new laws or regulations may require us to incur significant costs, capital expenditures or other obligations and secure new sources of financing. More stringent laws or regulations may also restrict our business operations. The cost of compliance with regulations is and will continue to be substantial, and any increase in costs due to changes in laws or regulations or to our failure to comply may have a material adverse effect on our business, financial condition and results of operations.

In addition, the current PRC government policies favor the acquisition and consolidation of mines by large mining companies. However, we cannot assure you that such policies will not change in the future. In the event that those policies favoring our acquisition and expansion plans change, our costs of carrying out our acquisition and expansion plans may increase substantially and our ability to effect such plans may decrease.

Our operations are exposed to risks in relation to environmental protection and rehabilitation and our business operations may be affected by current or future safety and environmental regulations.

Our operations are subject to environmental risks and hazards and we are subject to extensive and increasingly stringent safety and environmental protection laws and regulations in the PRC. These laws and regulations:

●	impose fees for the discharge of waste substances;
●	require the establishment of reserves for reclamation and rehabilitation;
●	impose fines for serious environmental offences; and
●	allow the PRC government, at its discretion, to close down any facilities failing to comply with orders to correct or stop operations that have caused environmental damage.

Environmental hazards may occur in connection with our operations as a result of human negligence, force majeure or otherwise. The occurrence of any environmental hazards may delay production, increase production costs, cause personal injuries or property damage, result in liability to us and/or damage our reputation. Claims may be asserted against us arising out of our operations in the normal course of business, including claims relating to land use, safety, health and environmental matters. Some incidents may also result in a breach of conditions of our mining permits and exploration permit, or other consents, approvals or authorizations, which may result in fines or penalties or even possible revocation or our mining permits and/or exploration permit. We are not insured against environmental liabilities and there can be no assurance that environmental liabilities would not materially and adversely affect our business and results of operations.

The PRC government is currently moving towards more rigorous enforcement of applicable laws and regulations, as well as the adoption and enforcement of more stringent environmental standards. As a result, our budgeted capital expenditures for safety and environmental regulatory compliance may be insufficient and we may need to allocate additional funds. Moreover, we cannot assure you that we can comply with all applicable safety and environmental laws and regulations that may be adopted or amended in the future. If we fail to comply with current or future safety or environmental laws and regulations, we may be required to stop production, pay penalties or fines and take corrective actions, any of which may have a material adverse effect on our business, financial condition and results of operations.

Restrictions on foreign investment in the PRC mining industry could materially and adversely affect our business and results of operations.

In the PRC, foreign companies have been, and currently are required to operate within a framework different from that imposed on domestic PRC companies. However, the PRC government has been opening up opportunities for foreign investment in mining projects and this process is expected to continue, especially following the PRC’s accession into the World Trade Organization. Iron ore mining is an encouraged industry for foreign investment in China. However, if the PRC government should reverse this trend, or impose greater restrictions on foreign companies, or seek to nationalize our PRC operations, our business and results of operations could be materially and adversely affected.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.
 Since July 2005, the RMB is no longer pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our WFOE’s ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Practically all of our revenues are earned by China Tongda, our wholly-owned foreign enterprise or WFOE, through its VIE China Jinxin and its wholly own subsidiary China Huaxin.  PRC regulations restrict the ability of our WFOE to make dividends and other payments to its offshore parent company.  PRC legal restrictions permit payments of dividends by our WFOE only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our WFOE also is required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of its registered capital.  Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends.  Any limitations on the ability of China Tongda to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on currency conversion between Renminbi and foreign currencies and, in certain cases, the remittance of currency out of and into China. We receive all of our revenue in Renminbi, which is currently not a freely convertible currency. Under our current corporate structure, income of our Company will be primarily derived from dividend payments from China Tongda. Shortages in the availability of foreign currency may restrict the ability of China Tongda to remit sufficient foreign currency to pay dividends to us, or otherwise satisfy its foreign currency dominated obligations.

Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, in most cases, particularly payments of capital account items, approval from appropriate PRC governmental authorities is required where (i) Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of offshore bank loans denominated in foreign currencies, and (ii) any foreign currency is to be converted into Renminbi for investment in China. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. In addition, the ‘‘Notice of SAFE on Issues Relating to Foreign Exchange Control on Fund Raisings by Domestic Residents Through Offshore Special Purpose Vehicles and Round-trip Investments’’ (‘‘Circular 75’’) promulgated by SAFE, which came into force on November 1, 2005, applies to our Company and the Controlling Shareholders. All of the Chinese beneficial owners of our shares have filed the application of foreign exchange registration for overseas investment with the local branch of SAFE but have not yet received the requisite approvals. However, they are required to file a modification to the foreign exchange registration for overseas investment in the event of any material capital changes, including, without limitation, (i) a subsequent equity financing for our Company outside of the PRC; (ii) a capital change in our Company; and (iii) any share transfer or share swap involving our Company in accordance with Circular 75. Payment of dividends, profits and other payments to our Company will not be permitted unless the aforesaid modification has been filed. If the foreign exchange control system prevents us from converting Renminbi into foreign currencies or vice versa, and obtaining sufficient Renminbi or foreign currency to satisfy our currency demands, our ability to transfer Renminbi to fund our business operations in China or to pay dividends in foreign currencies to our shareholders, including holders of our common shares, may be adversely affected.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary or affiliate, limit our PRC subsidiary’s and affiliate’s ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds.  Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations.  Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have advised our shareholders who are PRC residents, as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary and affiliate. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiary’s and affiliate’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary’s and affiliate’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of China Jinxin constitutes a Round-trip Investment without MOFCOM approval.

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the 2006 M&A Rule, which became effective on September 8, 2006. According to the 2006 M&A Rule, when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s) it must be approved by the Ministry of Commerce, or MOFCOM, and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.

The PRC regulatory authorities may take the view that the Share Exchange Agreement is part of an overall series of arrangements which constitute a Round-trip Investment, because at the end of these transactions, the current owners of China Jinxin will have effective control of a foreign entity that acquired ownership of our Chinese subsidiary. The PRC regulatory authorities may also take the view that the registration of the acquisition of China Tongda with the relevant AIC and the filings with the SAFE may not be evidence that the acquisition has been properly approved because the relevant parties did not fully disclose to the AIC, SAFE or MOFCOM the overall restructuring arrangements, the existence of the Share Exchange Agreement and its link with the acquisition.  If the PRC regulatory authorities take the view that the acquisition constitutes a Round-trip Investment under the 2006 M&A Rules, we cannot assure you we will be able to obtain the approval required from MOFCOM.

If the PRC regulatory authorities take the view that the acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of our Chinese subsidiary.  Additionally, the PRC regulatory authorities may take the view that the acquisition constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission, or CSRC, before MOFCOM approval is obtained. We believe that if this takes place, we may be able to find a way to re-establish control of our Chinese subsidiary’s business operations through a series of contractual arrangements rather than an outright purchase of our Chinese subsidiary.  But we cannot assure you that such contractual arrangements will be protected by PRC law or that the registrant can receive as complete or effective economic benefit and overall control of our Chinese subsidiary’s business than if the Company had direct ownership of our Chinese subsidiary.  In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law.  If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of our Chinese subsidiary, our business and financial performance will be materially adversely affected.

Under the EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the PRC Enterprise Income Tax Law, or the EIT Law, which became effective on January 1, 2008, an enterprise established outside China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the Chinese State Administration of Taxation (“SAT”) issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation to a non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often reside in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of being treated as a “resident enterprise”.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax and out U.S. tax may not be creditable against our PRC tax.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer, or Circular 698, released in December 2009 with retroactive effect from January 1, 2008.

SAT released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes to the organization and the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. It is also unclear, in the event that an offshore holding company is treated as a domestically incorporated resident enterprise, whether Circular 698 would still be applicable to a transfer of shares in such offshore holding company. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide what is an “abuse of form of organization” or a “reasonable commercial purpose,” which can be utilized by us to determine if our Company complies with the Circular 698. If Circular 698 is determined to be applicable to us based on the facts and circumstances, we or those that transfer our shares may become at risk of being taxed under Circular 698 and we or those that transfer our shares may be required to expend valuable resources to comply with Circular 698 or to establish that we or they should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.  Moreover, if it is determined that Circular 698 is applicable to transfers of our shares, the price of our shares may be adversely affected if individuals who might otherwise purchase our shares determine not to do so due to the threat of having to comply with or pay taxes pursuant to Circular 698.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by US persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make the majority of our sales in China. PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the US government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiary and affiliate in the PRC.  Our principal operating subsidiary and affiliate, China Tongda and China Jinxin, are subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the US, and substantially all the assets of these persons are located outside the US.  As a result, it could be difficult for investors to effect service of process in the US or to enforce a judgment obtained in the US against our Chinese operations, subsidiary and affiliate.

You may have difficulty enforcing judgments against us.

We are a Nevada holding company, but Real Fortune HK is a Hong Kong company, and our principal operating subsidiaries and affiliate, China Tongda, China Huaxin and China Jinxin, are located in the PRC.  Most of our assets are located outside the US and most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the US.  A substantial portion of the assets of these persons is located outside the US. As a result, it may be difficult for you to effect service of process within the US upon these persons. It may also be difficult for you to enforce in US courts judgments predicated on the civil liability provisions of the US federal securities laws against us and our officers and directors, most of whom are not residents in the US and the substantial majority of whose assets are located outside the US. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of US courts. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the US. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the US.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Risks Relating to the VIE Agreements

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

China Tongda manages and operates our iron ore processing and iron ore concentrate producing business through China Jinxin pursuant to the rights its holds under the VIE Agreements.  Almost all economic benefits and risks arising from China Jinxin’s operations are transferred to China Tongda under these agreements.

There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable.  If the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

●	imposing economic penalties;
●	discontinuing or restricting the operations of China Jinxin or China Tongda;
●	imposing conditions or requirements in respect of the VIE Agreements with which China Jinxin or China Tongda may not be able to comply;
●	requiring our company to restructure the relevant ownership structure or operations;
●	taking other regulatory or enforcement actions that could adversely affect our company’s business; and
●	revoking the business licenses and/or the licenses or certificates of China Tongda, and/or voiding the VIE Agreements.

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of China Jinxin, which would have a material adverse impact on our business, financial condition and results of operations.

Our ability to manage and operate China Jinxin under the VIE Agreements may not be as effective as direct ownership.

We conduct our business in the PRC and generate virtually all of our revenues through the VIE Agreements with China Jinxin and our wholly own subsidiary China Huaxin. Our plans for future growth are based substantially on growing the operations of our subsidiaries in China.  However, the VIE Agreements may not be as effective in providing us with control over China Jinxin as direct ownership.  Under the VIE Agreements, as a legal matter, if China Jinxin fails to perform its obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC law, which we cannot be sure would be effective. Therefore, if we are unable to effectively control China Jinxin, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

As the VIE Agreements are governed by PRC law, we would be required to rely on PRC law to enforce our rights and remedies under them; PRC law may not provide us with the same rights and remedies as are available in contractual disputes governed by the law of other jurisdictions.

The VIE Agreements are governed by the PRC law and provide for the resolution of disputes through arbitral proceedings pursuant to PRC law. If China Jinxin or its shareholders fail to perform the obligations under the VIE Agreements, we would be required to resort to legal remedies available under PRC law, including seeking specific performance or injunctive relief, or claiming damages. We cannot be sure that such remedies would provide us with effective means of causing China Jinxin to meet its obligations, or recovering any losses or damages as a result of non-performance. Further, the legal environment in China is not as developed as in other jurisdictions. Uncertainties in the application of various laws, rules, regulations or policies in PRC legal system could limit our liability to enforce the VIE Agreements and protect our interests.

The payment arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

We generate a portion of our revenues through the payments we receive pursuant to the VIE Agreements. We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. For example, PRC tax authorities may adjust our income and expenses for PRC tax purposes, which could result in our being subject to higher tax liability, or cause other adverse financial consequences.

Our principal shareholders have potential conflicts of interest with our company which may adversely affect our business.

Changkui Zhu is our chief executive officer.  Mr. Zhu also is an officer of China Jinxin.  There could be conflicts that arise from time to time between our interests and the interests of Mr. Zhu.. There could also be conflicts that arise between us and China Jinxin that would require our shareholders and China Jinxin’s shareholders to vote on corporate actions necessary to resolve the conflict. There can be no assurance in any such circumstances that  significant shareholders of our company who are also significant shareholders of China Jinxin will vote their shares in our best interest or otherwise act in the best interests of our company.  If Mr. Zhu or those shareholders fail to act in our best interests, our operating performance and future growth could be adversely affected.

If China Tongda exercises the purchase option it holds over China Jinxin’s share capital pursuant to the VIE Agreements, the payment of the purchase price could materially and adversely affect our financial position.

Under the VIE Agreements, China Jinxin’s shareholders have granted China Tongda an option for thirty years beginning from the effective date of the agreement (or longer if the term of the option is extended) or the maximum period of time permitted by law to purchase all of the equity interest in China Jinxin at a price equal to the capital paid in by the transferors, adjusted pro rata for purchase of less than all of the equity interest, unless applicable PRC laws and regulations require an appraisal or stipulate other restrictions regarding the purchase price of the equity interest.  As China Jinxin is already our contractually controlled affiliate, China Tongda’s exercising of the option would not bring immediate benefits to our company, and payment of the purchase prices could adversely affect our financial position.

Risks Relating to Our Common Stock and Our Status as a Public Company

Our common stock is traded in the over-the-counter market, which may have an unfavorable impact on our stock price and liquidity.

Our shares of common stock are traded in the over the counter market, and quoted on the OTCQB. The trading market for securities of companies quoted on the OTCQB or other quotation systems is substantially less liquid than the average trading market for companies listed on a national securities exchange.  The quotation of our shares on the OTCQB or other quotation system may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

Certain of our stockholders have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders.

Ms. Jiazhen Liu owns approximately 32.15% of our outstanding shares and together with the other former shareholders of Target own in the aggregate approximately 96.0%of our outstanding shares.  As a result, Ms. Liu and the other former shareholders of Target have significant influence over our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. As a result of this concentration of ownership, you and our other shareholders, acting alone, do not have the ability to determine the outcome of matters requiring shareholder approval, including the election of our directors or significant corporate transactions. In addition, this concentration of ownership, which is not subject to any voting restrictions, may discourage, delay or thwart efforts by third parties to take-over or effect a change in control of our company which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company, and may limit the price that investors are willing to pay for our common stock.

Our management is not familiar with the United States securities laws.

Our management is generally unfamiliar with the requirements of the US securities laws and may not appreciate the need to devote the resources necessary to comply with such laws. A failure to adequately respond to applicable securities laws could lead to investigations by the Securities and Exchange Commission (“SEC”) and other regulatory authorities that could be costly, divert management's attention and disrupt our business.

Our accounting personnel who are primarily responsible for the preparation and supervision of the preparation of our financial statements under generally accepted accounting principles in the US have had no education or training in US GAAP and SEC rules and regulations pertaining to financial reporting, which could impact our ability to prepare our financial statements and convert our books and records to US GAAP.

We maintain our books and records in accordance with generally accepted accounting principles in the PRC, or PRC GAAP. Our accounting personnel in the PRC who have the primary responsibilities of preparing and supervising the preparation of financial statements under US GAAP have had no education or training in US GAAP and related SEC rules and regulations. As such, they may be unable to identify potential accounting and disclosure issues that may arise upon the conversion of our books and records from PRC GAAP to US GAAP, which could affect our ability to prepare our financial statements in accordance with US GAAP. We have taken steps to ensure that our financial statements are in accordance with US GAAP, including our hiring of a US accounting firm to work with our PRC accounting personnel and management to convert our books and records to US GAAP and prepare our financial statements. However, the measures we have taken may not be sufficient to mitigate the foregoing risks. Furthermore, the need to comply with US GAAP may require us to expend substantial amounts of resources and time that could divert our management’s attention and disrupt our business.

We will incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements, including establishing and maintaining internal controls over financial reporting, and we may be exposed to potential risks if we are unable to comply with these requirements.

As a public company we will incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices.  Our management and other personnel will need to devote a substantial amount of time to these requirements. These rules will increase our legal and financial costs and will make some activities more time-consuming and costly.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which include strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training.  As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts.

On June 30, 2014, we, then a public shell company, acquired Target Acquisition I, Inc., in a transaction treated as a reverse acquisition. At such time we adopted the system of disclosure controls and procedures of Target Acquisition I, Inc. as ours. Such disclosure controls and procedures were not adequate for a public reporting company and our management began the process of upgrading our disclosure controls and procedures. Among others weaknesses, the lack of familiarity of our accounting staff with US GAAP constitutes a material weakness in our controls for financial reporting.   We have taken steps to rectify this weakness, including hiring a US accounting firm to work with our management and accounting personnel. There is no assurance, however, that the steps taken to date will be sufficient to rectify this material weakness. In the event that we fail to remedy the weaknesses in our controls over financial reporting and adopt appropriate disclosure controls and procedures, our financial reporting may be deficient and we may fail to comply with the reporting requirements of the Exchange Act and other US securities laws,  in which event, the market price of our common stock could decline if investors and others lose confidence in the reliability of our financial statements and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

The JOBS Act permits "emerging growth companies" like us to rely on some of the reduced disclosure requirements that are already available to companies having a public float of less than $75 million, for as long as we qualify as an emerging growth company. During that period, we are permitted to omit the auditor's attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act. Companies with a public float of $75 million or more must otherwise procure such an attestation beginning with their second annual report after their initial public offering. For as long as we qualify as an emerging growth company, we are also excluded from the requirement to submit "say-on-pay", "say-on-pay frequency" and "say-on-parachute" votes to our stockholders and may avail ourselves of reduced executive compensation disclosure compared to larger companies. In addition, as described in the following risk factor, as an emerging growth company we can take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

Until such time as we cease to qualify as an emerging growth company, investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

As an "emerging growth company" we may take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

Section 107 of the JOBS Act also provides that, as an emerging growth company, we can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates for further discussion of the extended transition period for complying with new or revised accounting standards.

At such time as we cease to qualify as an "emerging growth company" under the JOBS Act, the costs and demands placed upon management will increase.

We will continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which we had total annual gross revenues of $1,000,000,000 (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under a registration statement under the Securities Act ; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a ‘large accelerated filer’ as defined by the SEC, which would generally occur upon our attaining a public float of at least $700 million.  Once we lose emerging growth company status, we expect the costs and demands placed upon management to increase, as we would have to comply with additional disclosure and accounting requirements, particularly if our public float should exceed $75 million.

Since our Articles of Incorporation authorizes the issuance of one million shares of “blank-check” preferred stock, our Board of Directors will have authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders and with the ability to adversely affect stockholder voting power and perpetuate the board's control over our company.

Our Articles of Incorporation authorizes our BOD to issue up to 1,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the BOD without further action by stockholders. These terms may include preferences as to dividends and liquidation, voting rights, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our BOD to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

We may, in the future, issue additional shares of our common stock, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 100 million shares of common stock, of which 63,760,110 shares have been issued and are outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

The price of our common stock may be adversely impacted by developments applicable to other Chinese companies.

There has been substantial press regarding certain Chinese companies that have apparently engaged in frauds and deceptive practices resulting in significant losses to investors. Such activities and the resulting negative press has had a negative impact on the prices of the stocks of Chinese companies generally.  There is no guarantee that such that such activities will not continue causing investors to avoid buying our stock. Such activities could have a depressive impact on the price of our common stock.

Increased scrutiny of Chinese companies by short-sellers.

The fraudulent activities of certain Chinese issuers has encouraged analysts to investigate Chinese companies in an effort to discredit the disclosures in their public filings or otherwise uncover deceptive practices. If such analysts elect to investigate a company they will often short the stock and release materials disparaging the issuer or questioning the accuracy of its public disclosures.  Given the current environment for Chinese stocks, if an analyst were to publish a negative article about us, it could cause an immediate and substantial decline in the price of our stock, regardless of the accuracy of the claims in the article.

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

●	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
●	changes in financial estimates by us or by any securities analysts who might cover our stock;
●	speculation about our business in the press or the investment community;
●	significant developments relating to our relationships with our customers or suppliers;
●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;
●	customer demand for our products;
●	investor perceptions of our industry in general and our Company in particular;
●	the operating and stock performance of comparable companies;
●	general economic conditions and trends;
●	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;
●	changes in accounting standards, policies, guidance, interpretation or principles;
●	loss of external funding sources; and
●	sales of our common stock, including sales by our directors, officers or significant stockholders; and departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us.

Item 2  Properties.

We do not own any real property.

China Jinxin

China Jinxin has leased 15.80 hectares land located on the Zhuolu Mine, on which it built its production facilities and office buildings. This lease was confirmed by the local villagers’ committee and received the relevant approvals from the local township government, which entered into appropriate agreements with China Jinxin. Pursuant to such agreements, the lease term is from December 30, 2006 to December 30, 2026 and the total compensation was approximately RMB 5,000,000 ($0.75 million USD).

China Jinxin has constructed five houses at its production facilities. The houses are used as residences by some of our employees, which work at the facilities and as offices and guest facilities.   Pursuant to the certificates of ownership, the total area of the houses is 9,755 square meters. The valid period of the corresponding land use right as to 9,646 square meters terminated on August 30, 2009, and the balance terminated on March 6, 2015. We have filed applications to renew such land use rights.   Although the valid period of the corresponding land rights has terminated, we have continued to use the houses without interruption and anticipate that such use will not be interrupted so long as we hold a temporary or permanent license to use our production facilities.  Because the use of the houses is not relevant to the production of iron ore concentrate, the loss of the use of our houses would not have a material adverse impact on our operations.

The land occupied by our production facilities has been designated for construction. According to Chinese laws and regulations, only state-owned land can be used for construction. However, the land occupied by China Jinxin’s production facilities is not state-owned.  It is currently owned collectively by local villagers.  Thus, questions could be raised by state agencies as to our right to build our facilities. To minimize the possibility that state agencies will challenge our right to use our production facilities, the land has to be acquired by the local government from the local villages and then transferred to China Jinxin.  China Jinxin is working with the authorities to complete this process.  Because the requisite procedures have not been completed, the houses, office buildings and production facilities on the land are subject to limitations on transfer or the granting of mortgages.  Although there is the possibility that the local government will fail to complete the land transfer process, given that the local Ministry of Construction granted us permission to build the production facilities, we believe it is not likely they will do so.  If, however, China Jinxin did not ultimately obtain appropriate rights to the land on which it has built its facilities, its right to operate the facilities could be suspended in which event our business and financial results would be materially adversely affected.

China Huaxin

The China Huaxin DRI Facility is located in Haixing Qingxian Industrial Park, Cangzhou, Heibei Province PRC. The Company’s DRI Facility occupies an area of 200,000 m2    The DRI Facility occupies 60,000 m2, of land and there is a raw material storage area of 14,000 m2 with a 100,000 ton storage capacity, a workshop area of 4500 m2, a water storage pool of 4000m3 to supplement water supplies, and an office building of 2,400 m2.

Item 3	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 4	Mine Safety Disclosures.

Not applicable

PART II

Item 5	Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

Market Information

Our common stock is quoted on the OTCQB under the symbol "ADMG” since September 4, 2015, and prior thereto under the symbol “UHFI." The high and low closing market prices of our common stock since September 4, 2015 are set forth below. Prior to the reverse acquisition transaction as a result of which we acquired the business operations of Target, given the fact that we were a "shell company" (as defined in Rule 12b-2 under the Exchange Act), there was not an active trading market for our shares of common stock.

	High	Low

Third Quarter 2014 (since September 4	$2.50	$1.25
Fourth Quarter	$2.10	$1.15

Record Holders

On March 20, 2015, we had approximately 245 holders of record of our common stock.

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

Substantially all of our revenues will be earned by China Jinxin, China Tongda or China Huaxin, our PRC affiliate and subsidiaries. PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company.  PRC legal restrictions permit payments of dividend by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of its registered capital. Allocations to this statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Sales of Unregistered Securities

Except as previously reported in our Form 10-Qs and Form 8-Ks filed during, or with respect to events occurring during 2014, we did not issue or sell any unregistered securities during the fourth quarter of2014.

Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our stockholders during the fourth quarter of the fiscal year ended December 31, 2014.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2014.

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

Penny Stock Regulations

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Item 6	Selected Financial Data.

This item does not apply to smaller reporting companies.

Item 7	Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

Overview

We seek to profit by participating in various aspects of the Chinese steel making industry including the mining and processing of iron ore and other forms of iron which can be used to produce iron concentrate, fines, pellets or sinter.  To date we have been  engaged in iron ore processing and the production of iron ore concentrate in the People’s Republic of China (“PRC”) through our variable interest entity ("VIE"), China Jinxin.  On January 17, 2014, we acquired a direct reduced iron (“DRI”) production facility in Haixing County, Hebei Province. China Jinxin is currently in the process of upgrading its facilities and adding the equipment necessary to produce DRI. To date, our only product has been iron ore concentrate produced at our original facility located at the Zhuolu Mine.

On June 30, 2014, we, then known as UHF Incorporated, a shell company incorporated under the laws of Delaware (“UHF”), completed a reverse acquisition transaction through a share exchange with Target Acquisitions I, Inc. (“Target”) and the its shareholders (the “Target Shareholders”) whereby we acquired 100% of the outstanding shares of common stock of Target in exchange for a total of 43,375,638 shares of our common stock and one share of our series A convertible preferred stock, convertible into an additional 17,839,800 shares common stock at such time as we amended our certificate of incorporation to increase the number of authorized shares of common stock or merge with and into another corporation which has sufficient shares of authorized but unissued shares of common stock for issuance upon conversion. The preferred stock was subsequently converted into shares of common stock upon the merger of UHF with and into its newly-formed wholly-owned Nevada subsidiary, Adamant DRI Processing and Minerals Group, the surviving corporation in the merger, as discussed below under the caption “Reincorporation as a Nevada Corporation.” As a result of the reverse acquisition, Target became our wholly-owned subsidiary and the Target Shareholders became our controlling stockholders.  For accounting purposes, the share exchange transaction with Target and the Target Stockholders was treated as a reverse acquisition, with Target as the acquirer and UHF as the acquired party.

As a result of our acquisition of Target, we now own all of the issued and outstanding capital stock of Real Fortune BVI, which in turn owns all of the issued and outstanding capital stock of Real Fortune Holdings Limited, a Hong Kong limited company (“Real Fortune HK”), which in turn owns all of the issued and outstanding capital stock of Zhangjiakou Tongda Mining Technologies Service Co., Ltd., a Chinese limited company (“China Tongda”). Real Fortune BVI was established in the BVI in September 2010 to serve as an intermediate holding company.  Real Fortune HK was established in HK in April 2010. China Tongda was established in the PRC in August 2010, and in August 2010, the local government of the PRC issued a certificate of approval regarding the foreign ownership of China Tongda by Real Fortune HK.  China Jinxin, our operating affiliate, was established in the PRC in December 2006.

We have effective control of the management and operations of Zhuolu Jinxin Mining Co., Ltd., a Chinese limited company (“China Jinxin”), an iron ore processing and high grade iron ore concentrate producer, Zhuolu Jinxin Mining Co., Ltd., a Chinese limited company (“China Jinxin”), with a production line located in Zhuolu County, Zhangjiakou City, Hebei Province, China, through a series of agreements among China Tongda, China Jinxin and its shareholders, referred to as “VIE agreements.” China Jinxin has an annual capacity of approximately 300,000 tons.  Under the VIE agreements, China Tongdais entitled to receive the pre-tax profits of China Jinxin.   For a description of the VIE agreements, see “Acquisition of Real Fortune BVI.”

On January 17, 2014, China Tongda acquired all of the outstanding shares of Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”). China Huaxin produces Direct Reduced Iron (DRI) at its DRI production facility (the “DRI Facility”) in Haixing County, Hebei Provice, about 50 km from the nearest port, using advanced reduction rotary kiln technology with iron sand as the principal raw material.  China Huaxin imports iron sands from New Zealand, Australia, Indonesia and the Philippines. The total amount expended to construct the DRI Facility, inclusive of both hard and soft costs, was approximately 244,270,000 RMB or US $39 million.  The DRI Facility will commence its operations in the end of May, 2015. Unlike China Jinxin, which we control through the VIE agreements, China Huaxin is directly owned by China Tongda, our wholly owned subsidiary.

On July 2, 2014, we merged Target, our wholly-owned subsidiary, into our company pursuant to Section 253 of the Delaware General Corporation Law.

On August 29, 2014, we then known as UHF Incorporated, a Delaware corporation, became a Nevada corporation with the corporate name Adamant DRI Processing and Minerals Group as a result of a merger with UHF’s newly formed wholly-owned subsidiary, Adamant DRI Processing and Minerals Group, pursuant to an Agreement and Plan of Merger dated July 4, 2014. The reincorporation was approved by written consent of stockholders of UHF owning in the aggregate 67.58% of its outstanding voting shares as of July 4, 2014. Adamant is deemed to be the successor issuer of UHF under Rule 12g-3 of the Securities Exchange Act of 1934, as amended.

Through China Huaxin we own a direct reduced iron production facility, which was recently constructed at a cost of approximately $34 million.  This plant is currently in trial production and we expect commercial production to commence by the end of May,2015. China Huaxin produces DRI using advanced reduction rotary kiln technology with iron sand as the principal raw material.  China Huaxin imports iron sands from New Zealand, Australia, Indonesia and the Philippines. The Company’s DRI Facility is projected to produce DRI with an iron grade of over 92%.

Through China Jinxin we currently own an iron ore concentrate production line in Zhuolu County with an annual production capacity of 300,000 tons of iron ore concentrate. We began construction of this facility in 2007 and initiated production in March 2010. Our operations to date have been limited. We have not obtained the necessary permits to mine any iron ore. In December 2011, we stopped mining because we shut down our production facility to upgrade the production lines including the equipment upgrading for producing direct reduced iron. As a result of increased demand for DRI, we decided to produce DRI at its facility using iron ore processed at the facility or by purchasing iron sands to be used as the raw material for production.

To date, we have received only temporary manufacturing licenses granted by the agencies of the local government, which allow us to process ore that we obtained from Zhuolu Mine, the mine on which our facility is located, or other third parties to utilize our facility.

Our ability to profit from our facility in Zhuolu is dependent upon our ability to extract and process iron ore from the Zhuolu Mine and sell the output for a price that enables us to profit. To date, all of our sales from this facility have been made to a single customer. We entered into a ten-year contract with this customer, which expires in January 2019. Pursuant to this agreement, we agreed to sell the customer, Handan Steel Group Company (“HSG”) all of the output from our Zhuolu facility, which it agreed to purchase. The price paid to us by HSG is to be determined by HSG in light of the quality of our product and market prices and is to be such that it results in a proper margin to us. Thus, our ability to profit from our current production facility over the next six years will be determined by the prices we receive from HSG. We cannot guarantee that HSG will not offer a price below what it pays to the Company’s competitors. The lower price will reduce our profit margin. However, if we are not satisfied with the price set by HSG, we can attempt to renegotiate the price. In an effort to obtain a higher price from HSG, we have yet to deliver iron ore concentrate we produced in the fourth quarter of 2011.

The volume of the iron ore concentrate we sell from the Zhuolu facility is determined, in part, by the quality of the crude iron ore we process and the rate at which we process such crude ore. Inasmuch as the price we sell our concentrate to HSG should result in a gross profit, our ability to operate profitably will be determined by the volume of iron ore concentrate we produce and our operating expenses. Our facilities began processing crude iron ore in March 2010 and were idle for approximately six months because of the government shutdown of our electricity and have been idle since December 2011 because of our decision to upgrade our production lines. Thus, to date, our facilities have not operated at maximum capacity for a full year on an uninterrupted basis.

Our current Zhuolu production plant can process up to 800,000 tons of iron ore every year from which we can derive approximately 300,000 tons of iron ore concentrate. However, in December 2011 we halted production to upgrade the production lines to improve their iron ore refinement and iron ore concentration rates as well as the equipment upgrading for procuring direct reduced iron. Because our production lines were shut down and we did not resolve our dispute with HSG and continue to hold the concentrate produced in 2011, we generated no revenues and incurred no production costs during 2012 to date. We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output.

There was no production and sales for the years ended December 31, 2014 and 2013.

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

Results of Operations

Comparison of the years ended December 31, 2014 and 2013

					Dollar	Percentage
	2014	% of Sales	2013	% of Sales	Increase (Decrease)	Increase (Decrease)

Operating expenses	$6,617,755	-%	$1,902,271	-%	$4,715,484	247%
Loss from operations	(6,617,755)	-%	(1,902,271)	-%	4,715,484	247%
Other expense, net	(1,048,555)	-%	(388)	-%	1,048,167	270,146%
Loss before income taxes	(7,666,310)	-%	(1,902,659)	-%	5,763,651	303%
Income tax benefit	27,927	-%	-	-%	27,927	-%
Net loss	$(7,638,383)	-%	$(1,902,659)	-%	$5,735,724	301%

Sales

Our revenues are derived from the sale of iron ore concentrate. We commenced production in March 2010. However, we ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption. We installed power equipment to enable it to maintain a stable power supply to our production equipment and management believes the Energy Saving and Emission Reduction Plan is one-time event and disruptions to our access to energy will not have a material impact on our production in the future. We also ceased production since December 2011 to upgrade our production facilities and this upgrade is continuing. Further, due to a pricing dispute with HSG, our customer, we have not delivered concentrate produced in 2011 to date. Consequently, sales for the years ended December 31, 2014 and 2013 were $0. We estimate the upgrade to our facilities and testing of the upgrade will be finished by the end of May, 2015. We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output. We acquired a new subsidiary China Huaxin in January 2014, through China Huaxin we own a direct reduced iron production facility, which was recently constructed, and is currently in the trial production, and we expect to commence commercial production by the end of May, 2015.

Cost of Goods Sold

Cost of goods ("COGS") sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore and iron ore concentrate.

Due to absence of sales and production for the reasons discussed above COGS for the years ended December 31, 2014 and 2013 were $0.

Gross Profit

Because we did not have any sales and production, there was no gross profit for the years ended December 31, 2014 and 2013.

Operating Expenses

Operating expenses consists mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities expenses, and audit and legal expenses.

Operating expenses were $6,617,755for the year ended December 31, 2014, compared to $1,902,271for the 2013 period, an increase of $4,715,484 or 247%. The increase was mainly due to acquisition of China Huaxin, which had operating expenses of $5,004,294, mainly from depreciation of fixed assets and amortization of land use right. China Jinxin’s operating expense was $1,251,390 for the year ended December 31, 2014, a slightly decrease compare to the operating expense of $1,899,901 for the 2013 period.  In addition, our holding company, Real Fortune HK, incurred $90,607 depreciation expense for a furnace purchased in 2014 compare to $0 in 2013.

Other Expenses

Other expenses were $1,048,555 for the year ended December 31, 2014, compared to $388 for the 2013 period.  The increase in other expense was mainly due to interest expense of $982,987 of China Huaxin.

Net Loss

As a result of the lack of sales and production discussed above, the Company had a net loss of $7,638,383 for the year ended December 31, 2014, compared to $1,902,659 for the year ended December 31, 2013.

Liquidity and Capital Resources

The Company’s ability to generate cash from operations is dependent upon its ability to obtain iron ore and iron sands to process and to maintain the permits necessary to process such ore at its current facilities, neither of which is assured. If the Company cannot obtain iron ore and iron sands to process or is no longer able to process ore and sands, it would be dependent upon cash infusions from its current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain its facilities until it can resume operations. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and China Jinxin currently owes $11.50 million to the shareholder. In addition, China Huaxin borrowed $28.44 million from three of the Company’s shareholders (one is the same fund provider of China Jinxin who lent $20.48 million to China Huaxin, the other one is the Company’s CEO for $0.08 million, and the third one is the Company’s shareholder for $7.88 million). Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

As of December 31, 2014, cash and equivalents were $269,250, compared to $27,310 as of December 31, 2013. The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2014 and 2013, respectively.

	2014	2013
Net cash used in operating activities	$(13,568,984)	$(960,913)

Net cash used in investing activities	(2,808,454)	(6,846,075)
Net cash provided by financing activities	$16,619,750	7,805,155

Net cash used in operating activities

Cash has historically been used in operations. Net cash used in operating activities was $13.57 million for the year ended December 31, 2014, compared to net cash used in operating activities of $0.96 million in the same period of 2013. The increase of cash outflow from operating activities for the year ended December 31, 2014 was principally attributable to increased payment made for other receivables (mainly are advance to third parties), increased payment for advance to suppliers, increased payment for paying accrued liabilities and other payables, as well as our increased net loss.

Net cash used in investing activities

Net cash used in investing activities was $2.81 million for the year ended December 31, 2014, compared to cash used in investing activities of $6.85 million for the same period of 2013. The increased cash outflow during the year ended December 31, 2014 and 2013 was mainly attributable to purchases of equipment, construction in progress for installation for future iron ore refining system, and cash paid for acquisition of China Huaxin.  We paid $1.32 million for construction in progress, $1.10 million for acquisition of fixed assets, and $1.50 million for acquisition of China Huaxin in the year ended December 31, 2014, but received $1.11 million from disposal of equipment, comparing with $6.19 million for construction in progress and $21,306 for purchase of equipment, and $0.64 million for advance to suppliers for construction in the year ended December 31, 2013.

Net cash provided by financing activities

Net cash provided by financing activities was $16.62 million for the year ended December 31, 2014, compared to $7.81 million net cash provided by financing activities in the same period of 2013. The net cash provided by financing activities in the year ended December 31, 2014 was due to advances from related parties of $14.98 million for the Company’s working capital and construction needs as a result of Company’s lack of cash inflow due to temporary cease of the production and sales, and proceeds from convertible debts of $1.64 million.  The convertible debts were fully converted into 900,000 of the Company’s common shares in March 2014.  The Company had $7.60 million cash inflow from advance from related parties, and $0.21 million proceeds from short-term loan in the year ended December 31, 2013.

At December 31, 2014, we had a working capital deficit of $52.15 million, an increase of $41.77million from the deficit at December 31, 2013 of $10.39 million which was driven by acquisition of China Huaxin which had a working capital deficit of $38.45 million, as well as increased advances from shareholders in the form of loans for our construction of the iron ore refining facility as a result of our lack of sales and cash inflow.

As of December 31, 2014, China Jinxin borrowed $11.50 million from one of its shareholders for working capital and production facility construction needs. The loan of $11.50 million will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificate of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine. China Huaxin borrowed $28.44 million from three shareholders; of the $28.44 million, $7.88 million had an annual interest rate of 10% with due date on the anniversary of the 6th month from the date of official production.  The remaining payable bore no interest, and was payable upon demand.  In addition, China Huaxin borrowed $0.72 million from a company owned by its major shareholder, bore no interest and payable upon demand.

To consummate the acquisition of China Huaxin, in January 2014 Target completed a private placement whereby  it issued to three Chinese investors  its 4% convertible promissory notes in the aggregate face amount of 10 million RMB. The Notes bore interest at the rate of 4% per annum and the principal amount is convertible into shares of Target’s common stock at an effective conversion price of 11.11 RMB or US $1.79 per share. The Notes were fully converted into 900,000 shares of Target’s common stock in March 2014 by three investors.  In addition to the repayment of the Notes, we will require additional working capital to bring the DRI production facility owned by China Huaxin on-line and commence production.

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

The following table summarizes our contractual obligations as of December 31, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$898,840	$898,840	$-	$-	$-
Loan payable to related party with 10% annual interest rate	7,877,104	7,877,104	-	-	-
Loan payable to unrelated party with 10% annual interest rate	2,869,505	2,869,505	-	-	-
Total	$11,645,449	$11,645,449	$-	$-	$-

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

Emerging Growth Company

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an "emerging growth company" or (ii) affirmatively and irrevocably opt out of this extended transition period. We elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date we are no longer an "emerging growth company" or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard. The Jobs Act also provides exemption from auditor reporting on the Company’s Internal Control Over Financial reporting as required by section 404(b) of the Sarbanes Oxley Act of 2002.

Basis of Presentations

Our financial statements are prepared in accordance with US GAAP and the requirements of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).

Going Concern

We incurred a net loss of $7.64 million for the year ended December 31, 2014. We also had a working capital deficit of $52.15 million as of December 31, 2014. In addition we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. The price of iron ore concentrate is still in decline. These conditions raise a substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are in the process of upgrading our equipment. Once the upgrading project is completed, we will be able to resume production. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and the Company currently owes $11.50 million to the shareholder. In addition, China Huaxin borrowed $28.44 million from three shareholders, and borrowed $0.72 million from a company owned by its major shareholder. Despite such commitments, there is no assurance that adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

Segment Reporting

Disclosures about segments of an enterprise and related information require use of the “management approach” model for segment reporting, codified in FASB ASC Topic 280.  The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

FASB ASC Topic 280 has no effect on the Company’s financial statements as substantially all of its operations are conducted in one industry segment – iron ore refining.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  The adoption of this standard is not expected to have a material impact on the Company's condensed consolidated financial position and results of operations.

The FASB has issued Accounting Standards Update ("ASU") No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's condensed consolidated financial position and results of operations.

As of December 31, 2014, there is no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Item 7A	Quantitative And Qualitative Disclosures About Market Risk.

This item does not apply to smaller reporting companies.

Item 8	Financial Statements And Supplementary Data.

Our financial statements appear beginning on page F-1, immediately following the signature page of this report.

Item 9	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

Dismissal of Louis Plung& Co., LLP as Principal Accountant

1.   On July 22, 2014, UHF Incorporated (the “Company”) advised Louis Plung& Co., LLP that it had been dismissed as the independent registered public accounting firm for the Company.

2.   The dismissal of Louis Plung& Co., LLP was approved by the Board of Directors of the Company.

3.   Louis Plung& Co., LLP audited the financial statements of UHF Incorporated as at and for the years ended December 31, 2013 and December 31, 2012, which did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

4.   During the Company’s fiscal years ended December 31, 2013 and December 31, 2012, and through the date of the Company’s Form 8-K reporting the dismissal of Louis Plung& Co., LLP: (i) there were no disagreements between the Company and Louis Plung& Co., LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Louis Plung& Co., LLP would have caused Louis Plung& Co., LLP to make reference to the subject matter of the disagreement in its report on the Company's financial statements for such years or during the interim period through the date of this Report, and (ii) there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

5.   The Company provided Louis Plung& Co., LLP with a copy of the disclosures in the Form 8-K reporting the dismissal of Louis Plung& Co., LLP and requested that Louis Plung& Co., LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not Louis Plung& Co, LLP agreed with the Company's statements in the Form 8-K. A copy of the letter furnished by Louis Plung& Co., LLP in response to that request was filed as Exhibit 16.1 to the Form 8-K.

Engagement of Goldman Kurland &Mohidin, LLP as Principal Accountant

1.   On July 22, 2014, the Company engaged Goldman Kurland Mohidin LLP (“GKM”) as its registered independent public accountants for the fiscal year ending December 31, 2014. The decision to engage GKM was approved by the Board of Directors of the Company.

2.   GKM had been the registered independent public accountants for Target Acquisitions, I, Inc. and during Target Acquisitions, I, Inc.’s fiscal years ended December 31, 2013 and December 31, 2012. GKM audited the consolidated financial statements of Target Acquisitions, I, Inc. and its subsidiaries and issued an audit report on the consolidated financial statements of Target Acquisitions, I, Inc as at and for the years ended December 31, 2013 and December 31, 2012.

3.   During the Company's fiscal years ended December 31, 2013 and December 31, 2012, and through the date of the Company’sForm 8-K reporting the engagement of GKM, the Company did not consult with GKM on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and GKM did not provide either a written report or oral advice to the Company that GKM concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of  Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Resignation of Goldman Kurland &Mohidin, LLP as Principal Accountant

1.   On January 14, 2015, Goldman Kurland &Mohidin, LLP (“GKM”) advised Adamant DRI Processing & Minerals Group (the “Company”) of  itsresignation as the independent registered public accounting firm for the Company.

2.   The resignation of GKM was approved by the Board of Directors of the Company.

3.  GKM audited the financial statements the Company as at and for the years ended December 31, 2013 and December 31, 2012, and although  its report thereon expressed uncertainty as to the Company’s ability to continue as a going concern,  such report did not otherwise contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

4.   During the Company’s fiscal years ended December 31, 2013 and December 31, 2012, and through the date of this Current Report on Form 8-K (this “Form 8-K”): (i) there were no disagreements between the Company and GKM on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of GKM would have caused GKM to make reference to the subject matter of the disagreement in its report on the Company's financial statements for such years or during the interim period through the date of this Form 8-K, and (ii) there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

5.   The Company provided GKM with a copy of the disclosures in the Form 8-K reporting the resignation of GKM and requested that GKM  furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not GKM agreed with the Company's statements in the Form 8-K. A copy of the letter furnished by GKM in response to that request was filed as Exhibit 16.1 to the Form 8-K.

Engagement of MJF & Associates, APC as Principal Accountant

1.   On February 2, 2015, the Company engaged MJF & Associates, APC (“MJF”) as its registered independent public accountants for the fiscal year ended December 31, 2014. The decision to engage MJF was approved by the Board of Directors of the Company.

2.   During the Company's fiscal years ended December 31, 2013 and December 31, 2012, and through the date of the Company’s Form 8-K reporting the engagement of MJF, the Company did not consult with MJF on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and MJF did not provide either a written report or oral advice to the Company that MJF concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of  Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9A	Controls And Procedures.

Disclosure Controls and Procedures

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

At December 31, 2014, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at December 31, 2014, such disclosure controls and procedures were not effective.  This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

On June 30, 2014, we, then a public shell company, acquired Target Acquisition I, Inc., in a transaction treated as a reverse acquisition. At such time we adopted the system of disclosure controls and procedures of Target Acquisition I, Inc. as ours. Such disclosure controls and procedures were not adequate for a public reporting company and our management began the process of upgrading our disclosure controls and procedures.

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

Our management has conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2014. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer have concluded that since our financial and accounting staff are not familiar with US GAAP and we need to engage an outside consultant to convert our financial statements prepared in accordance with PRC GAAP into US GAAP, and because of certain other deficiencies in the design or operation of our internal control over financial reporting, our internal controls over financial reporting were not effective as of December 31, 2014.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Changes in Internal Controls

As discussed above, since the acquisition of Real Fortune BVI, we have taken steps to ensure that our financial statements, currently prepared under the supervision of our Chief Financial Officer in PRC GAAP, are in accordance with US GAAP, specifically our hiring of a US accounting firm to work with our PRC accounting personnel and management to convert our books and records to US GAAP and prepare our financial statements. There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

Item 9B	Other Information. None

PART III

Item 10	Directors And Executive Officers And Corporate Governance.

Directors and Executive Officers

Name	Age	Position
Changkui Zhu	52	Director and Chief Executive Officer
Zhengting Deng	49	Director and Chief Financial Officer

Mr. Changkui Zhu, a Director and the Chief Executive Officer of our company since September 29, 2011, has been CEO of ZhuoluJinxin Mining Co., Ltd. since January 1, 2010, providing fiscal, strategic and operational leadership for the Company. From 1997 to 2009, Mr. Zhu was the Vice President of the Shandong Dashan Mining Co., Ltd., where he collected geology information and conducted evaluations on mining in order to develop and design mining exploration projects. During the period from 1991 to 1997, Mr. Zhu worked as a workshop superintendent in HeibeiJinding Mining Co., Ltd, responsible for providing physical solutions and new techniques to increase mining recovery rates and decrease the impurities rate in the ore.  In 1986, Mr. Zhu graduated from Tianjin Second Institute of Light Industry with a degree in mining. Mr. Zhu’s experience in the mining industry qualifies him to serve as a director of the Company.

Mr. Zhengting Deng, a Director and the Chief Financial Officer of our company since September 29, 2011, has been the CFO of ZhuoluJinxin Mining Co., Ltd. since January 1, 2010.  From 2007 to 2009, Mr. Deng was an independent financial consultant. As an independent consultant, Mr. Deng assisted various companies establish an internal control system and improve their organizational structure and corporate accounting system. From 1995 to 2006, Mr. Deng was a financial manager in Shenzhen Xindawei Printing Co., Ltd. Mr. Deng graduated from Zhongnan University of Economics in 1987 with a degree in Accounting. Mr. Deng’s extensive business and financial experience qualifies him to serve as a director of the Company.

There are no family relationships among any of our officers and directors.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2014 and currently no compensation arrangements are in place for the compensation of directors.

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Based on a review of the copies of such forms furnished to us, we believe that during 2014 all of our officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.

Item 11 Executive Compensation.

UHF Incorporated

During the fiscal year ended December 31, 2014, we did not pay or accrue any compensation for our chief executive officer or any other executive officer and we have not entered into an employment or consulting agreement with any of our executive officers. We have not granted any equity-based compensation, awards or stock options to our chief executive officer or any other executive officer. We do not have any retirement, pension, profit sharing or stock option plans or insurance or medical reimbursement plans covering our officers and directors. No value has been assigned to any of the services performed by our officers (employees) and no compensation will be awarded to, earned by, or paid to these officers. At December 31, 2014, none of the individuals that served as our chief executive officer during 2014 or any other executive officer held any outstanding stock options.

Target Acquisitions I, Inc.

The following table sets forth information concerning compensation awarded to, earned by or paid to the chief executive officer of Target Acquisitions I, Inc. and the chief executive officer of China Jinxin for services rendered in all capacities during the periods indicated. No other executive officer of Target Acquisitions I, Inc. or China Jinxin received total annual salary and bonus compensation in excess of $100,000 for the year ended December 31, 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Changkui Zhu, Chief Executive Officer *	2014	0	-	0
	2013	0	-	0
___
* Due to the lack of production in 2014 and 2013, the executives of Target decided to forego any compensation for those years.

Summary of Employment Agreements and Material Terms

Prior to our acquisition of Real Fortune BVI, China Jinxin, our operating affiliate was a private limited company organized under the laws of the PRC, and in accordance with PRC regulations, the salary of our executives was determined by our shareholders.  In addition, each employee is required to enter into an employment agreement.  Accordingly, all our employees, including management, have executed our employment agreement.  Our employment agreements with our executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus.  Mr. Changkui Zhu’s employment agreement has been renewed on December 28, 2013, it provides for an annual salary of RMB 42,000 ($6,759), it terminates on December 31, 2018. Mr. Zhengting Deng’s employment agreement has been renewed on December 28, 2013, it provides for annual salary of RMB 49,200 ($7,917), and it terminates on December 31, 2018.

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreement, we currently do not provide other benefits to the officers at this time. Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2014, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash. Our current officers and directors also serve as the officers of China Jinxin, a private company in China. It is likely that we will need to attract new individuals to serve as officers and directors of our Company and that the compensation to be paid to these individuals will be greater than that previously paid to the management of China Jinxin.   Further, as a public company, we might adopt incentive plans, including stock and option plans, in order to compensate management for services rendered to the Company.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

Change in Control

HC Limited Transaction

On June 24, 2014, certain of our directors, officers, principal stockholders and two other stockholders sold a total of 11,024,444 shares of our common stock, representing approximately 95% of our then outstanding shares of common stock, to HC Consulting Limited, a Hong Kong entity (“HC Consulting”), pursuant to a Stock Purchase Agreement dated as of June 19, 2014 (the “HC Consulting Transaction”). As a result, HC Consulting became the principal stockholder of the Company. The following individuals and entities sold the number of shares indicated below to HC Consulting in the HC Consulting Transaction:

Name of Record Stockholder	Name of Beneficial Owner	Position	Number of Shares

Frontera Holdings Limited Partnership	Omar Cunha	Director, CEO and President	1,986,248

Lawrence Burstein	Lawrence Burstein	Director, Treasurer and Secretary	1,986,250

WIT Global Services Inc.	Sidney Levy	Director	1,986,248

Nissen Investments LLC	SelmoNissenbaum	---	1,986,248

Peter van Voorst Vader	Peter van Voorst Vader	---	1,986,248

Shelly Schoppe	Shelly Schoppe	----	546,601

Wayne Brannan	Wayne Brannan	----	546,601

On June 24, 2014, in conjunction with the closing of the HC Transaction, our then Board of Directors elected Changkui Zhu and Zhengting Deng as directors of the Company, and Mr. Zhu as Chief Executive Officer and Mr. Deng as Chief Financial Officer, of the Company, effective upon the closing, and Messrs. Cunha and Burstein resigned all of their positions with the Company, and Messrs. Levy and Vincent J. McGill resigned as directors of the Company, effective at the closing.

Subsequent to the HC Consulting Transaction and  in connection with the acquisition of Target pursuant to the Target Share Exchange Agreement, HC Consulting contributed 9,111,464 shares of common stock to UHF. After giving effect to the contribution of such shares, HG Consulting owns 1,912,980 shares of our common stock, representing approximately 3% of our outstanding voting shares.

Security Ownership

The following table sets forth information concerning beneficial ownership of our common stock as of March 20, 2015 by (i) any person or group with more than 5% of our common stock, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, ChunshugouLuanzhuang Village, Zhuolu County, Zhangjiakou, Hebei Province, China, 075600.  To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. As of March 20, 2015, we had outstanding 63,760,110 shares of common stock. For purposes of computing the total voting power of the shares owned by the individuals and entities listed in the table below, the number of outstanding voting shares is 63,760,110.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Common Stock(1)
Our Directors and Executive Officers:

Changkui Zhu, CEO Section 1, Apt.202, Shenlan Apartment Building 2, Xihu Rd., Nankai District Tianjin, China	2,230,412	3.50%

All Directors and Executive officers as a group (one person owning shares)	2,230,412	3.50%

The Owners of More than 5% of Common Stock

Jiazhen Liu Section 1, Apt 609, Building 7, Quxizhongli, Chengyin Rd., Hedong District Tianjin, China	20,498,280(1)	32.15%

Changqing Han Section 65, Apt.105, Yilin Rd., Kuanfuli Hexi District, Tianjin, China	7,041,474	11.04%

JunyanTian 3 tiao, #13, Wanxinzhuang Blvd., Hedong District, Tianjin, China	4,526,412	7.10%

Xia Wang Section 1, Apt.101, Building 2 Shiji Garden, Nanmenwai St. Nankai District, Tianjin, China	4,424,970	6.94%

FengqinJi #7, Apt 201, Building One 97 Guangdongshanzhuang Rd. Hedong District, Tianjin, China	4,369,002	6.85%
________
 (1) Includes 2,658,480 shares owned of record by Idea Vantage Limited, of which Ms. Liu is the beneficial owner.

Item 13.	Certain Relationships And Related Transactions, And Director Independence.

Transactions with Related Persons

The following includes a summary of transactions since January 1, 2013, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

VIE Agreements

On May 9, 2011, China Tongda and China Jinxin and its shareholders entered into the VIE Agreements pursuant to which China Jinxin became China Tongda’s contractually controlled affiliate.  The use of VIE agreements is a common structure used to acquire control of PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. Other than their allocable portion of shares in Target, none of the shareholders of China Jinxin received any consideration for entering into the VIE Agreements.  As noted below, however, certain shareholders of China Jinxin transferred all or portions of their anticipated shares in Target to others for consideration. The VIE Agreements included:

(1)
Management Entrustment Agreement: Pursuant to this Agreement China Tongda has the right and obligation to manage all aspects of the operations of China Jinxin and the Board of Directors and shareholders of China Jinxin may not take any actions without the consent of China Tongda. The scope of the authority granted to China Tongda includes, but is not limited to, the right to make all major decisions, the right to manage the assets, capital and finances of China Jinxin, authority for all decisions related to human resources, daily operation management and technical support. To facilitate its exercise of such rights, China Tongda has been granted powers of attorney by the shareholders of China Jinxin granting China Tongda the right to participate in all shareholders’ meetings of China Jinxin and to make all significant decisions at such meetings, including the designation  of candidates for election to the Board of China Jinxin. In consideration of its services, China Tongda shall be paid quarterly an amount equal to the pre-tax profits of China Jinxin and shall be required to pay to China Jinxin the amount of any loss incurred by China Jinxin within 30 days of a request for payment. Further, if China Jinxin is unable to pay its debts, China Tongda will be responsible therefor.  Similarly, if losses sustained by China Jinxin result in a capital deficiency, China Tongda shall be obligated to make up the deficiency.  To facilitate China Tongda’s management of China Jinxin, China Tongda shall have access to and the right to maintain all books and records and other relevant documentation of china Jinxin.  Further, during the term of the Management Entrustment Agreement, without the consent of China Jinxin, China Jinxin will not issue, purchase or redeem any of its equity securities; issue any debt or create any liens upon its property or assets, other than for expenses incurred in the ordinary course of business and permitted exceptions; or declare or pay any dividends The term of the Management Entrustment Agreement is for 30 years, or until May 9, 2041, and will be extended automatically for successive 10-year periods thereafter, except that the agreement will terminate (i) at the expiration of the initial 30-year term, or any 10-year  renewal term, if China Tongda notifies China Jinxin not less than 30 days prior to the applicable expiration date that it does not want to extend the term, (ii) upon prior written notice from China Tongda, or (iii) upon the date China Tongda acquires all of the assets or at least 51% of the equity interests of China Jinxin.

(2)
Exclusive Purchase Option Agreement: Pursuant to this Agreement China Jinxin and each of China Jinxin’s shareholders granted to China Tongda an exclusive option to purchase all of the assets or outstanding shares of China Jinxin at such time as the purchase of such assets or shares is permissible under the laws of the PRC.  The options are for 30 years and will renew automatically for successive periods of 10 years each unless voluntarily terminated by China Tongda. At such time during the term as China Tongda determines to exercise its option to purchase either the assets or equity of China Jinxin it shall send a notice to China Jinxin or its shareholders, as the case may be.  Upon receipt of such notice,  ChinaJinxin or its shareholders shall take such steps and execute such documents as are necessary to transfer the assets or shares. Unless an appraisal is required by the laws of China, the purchase price of the assets or outstanding equity shall be equal to the lower of (i) the actual registered capital of China Jinxin and (ii) RMB 500,000 ($80,195); provided that if the laws of the PRC do not permit the purchase at that price, the purchase price shall be the lowest price allowed under the laws of the PRC.  All taxes relating to such purchase shall be borne by China Tongda.

(3)
Power of Attorney: Each shareholder of China Jinxin entered into a Power of Attorney irrevocably authorizing China Tongda to exercise all of its rights as a shareholder of China Jinxin. The rights granted include,  without limitation, the right to: (i) attend the shareholders’ meetings of China Jinxin  and execute actions by written consent; (ii) exercise all of  holder’s rights as a shareholder under the laws of the PRC and the Articles of Association of China Jinxin, including but not limited to the right to  transfer or pledge or dispose of the grantor’s shares in China Jinxin; (iii) designate and appoint  the legal representatives, Chairman of the Board of Directors, directors, supervisors, the CEO, the CFO and other senior management members of China Jinxin; (iv) execute the relevant share and/or asset purchase agreements contemplated in the Exclusive Purchase Option Agreement, and to effect the terms of the Equity Pledge Agreement and Exclusive Purchase Option Agreement; and (v) to transfer allocate, or utilize in some other ways the cash dividends and non-cash income of China Jinxin.  The power of attorney shall be in effect as long as the shareholder owns shares of China Jinxin.

(4)
Equity Pledge Agreement: Pursuant to an Equity Pledge Agreement each of the shareholders of China Jinxin has pledged all of such shareholder’s shares in China Jinxin as security for the performance by China Jinxin and each of its shareholders of their obligations under the  VIE Agreements. In addition to pledging his shares in the Equity Pledge Agreement, each shareholder has agreed not to impose any encumbrances or restrictions on his shares, not to sell, lease or transfer any of his shares and to provide notice to China Tongda should he receive any notice, order, ruling, verdict or other instrument in relation to the pledged shares or which may affect his ownership of the shares.

Acquisition of Haixing Huaxin Mining Industry Co., Ltd.)

On January 17, 2014, Target entered into a series of substantially identical agreements (“HaixingHuaxin Share Purchase Agreements”) with Jiazhen Liu, Changkui Zhu, Dongli Sun, Meijie Wang and Xingwang Shao, the shareholders of HaixingHuaxin Mining Industry Co., Ltd. (“China Huaxin”) pursuant to which it acquired the right to acquire 100% of the outstanding shares of China Huaxin.  The consideration to be paid to the shareholders of China Huaxian (the “Shareholders”) for their interests consisted, in the aggregate, of 10 million RMB, or US$1.65 million, and 5.1 million shares of Target common stock.

China Tongda, our wholly-owned Chinese subsidiary, filed a notice of transfer with respect to the change of ownership of China Huaxin with the local company registration authority which was approved in January 2014.

To consummate the acquisition of China Huaxin, in a private placement completed on January 20, 2014, Target issued to three Chinese investors its 4% convertible promissory notes due June 30, 2014 in the aggregate face amount of 10 million RMB, or US$1.65 million (the “Notes”).  The Notes bore interest at the rate of 4% per annum and the face amount of the Notes were convertible into shares of Target common stock at an effective conversion price of $11.11 per RMB or US $1.79 per share, with accrued interest payable in cash. The convertible debt was fully converted into 900,000 shares of Target’s common stock in March 2014 by the three investors.

Advances from Related Parties

To finance the purchase of equipment as part of the upgrade of our production lines and for working capital, we have borrowed monies from Jiazhen Liu, one of our principal shareholders. The amount due to Jiazhen Liu was $11,497,548 as of December 31, 2014, as compared to $9,466,133 at December 31, 2013.  Pursuant to an amended loan agreement entered on January 16, 2013, interest on the amount due will accrue from the date production at the facility commences, at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of the date production at the Zhuolu Mine commenced.

In addition, at December 31, 2014, China Huaxin owed three shareholders (also the Company’s management) $28.44 million used to construct its DRI facility. Of the $28.44 million, $7.88 million had an annual interest rate of 10% and a due date of 6 months from the start date of official production.  The remaining payable bore no interest, and is payable upon demand. At December 31, 2014, China Huaxin also owed one related party who is the brother of the Company’s major shareholder the amount of $81,713, this loan bore annual interest of 10% and is payable upon demand.

Real Fortune HK owed one shareholder for $1.20 million for its operating needs at September 30, 2014, this advance bore no interest and is payable upon demand.

Acquisition of Haixing Huaxin Mining Industry Co., Ltd.

On January 23, 2014, with the approval of the local business registration authority, we acquired all of the outstanding shares of China Huaxin from Jiazhen Liu, Changkui Zhu, Dongli Sun, Meijie Wang and Xingwang Shao, the shareholders of Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”) for an aggregate consideration of 10 million RMB, or US$1.65 million, and 5,100,000 shares of Target common stock.  Changkui Zhu is our Chief Executive Officer and a director of our company, and Jiazhen Liu, owned approximately 7.60% of Target’s outstanding shares prior to the acquisition. As stated above, as of December 31, 2014, we were indebted to Jiazhen Liu in the amount of  $11,497,548.  Jianzhen Liu received $1.32 million (8 million RMB) and 4,080,000 shares of Target common stock in consideration for her 80% equity interest in China Huaxin and Changkui Zhu received $165,527  (1,000,000RMB) and 510,000 shares of Target common stock in consideration for his 10% equity interest in China Huaxin.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14	Principal Accountant Fees And Services.

The following is a summary of the fees billed to us for professional services rendered by our registered independent public accountants for the fiscal year ended December 31, 2014 and by December 31, 2013:

	Fiscal year ended December 31,
	2014		2013

Audit Fees		$100,000	$137,554
Audit Related Fees	$		$1,300
Tax Fees		$-	$-
All Other Fees		$-	$-
		$100,000	$138,854

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

Board of Directors' Pre-Approval Policies

Our Board of Directors' (“BOD”) policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the BOD regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The BOD may also pre-approve particular services on a case-by-case basis.

Our BOD has reviewed our audited financial statements contained in our Annual Report on Form 10-K for the 2014 fiscal year. The BOD also has been advised of the matters required to be discussed pursuant to PCAOB Rule 3526 (Communication with Audit Committees Concerning Independence), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our BOD has received the written disclosures and the letter from MJF & Associates, APC (“MJF”) required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has considered the independence of MJF from our company.

Our BOD has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the BOD has determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2014 fiscal year for filing with the SEC.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements Years Ended 12/31/2014 and 12/31/2013

Page
Reports of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Consolidated Balance Sheets as of December 31, 2014 and 2013 (Restated)	F-2
Consolidated Statements of Operations and Other Comprehensive (Loss) for the Years Ended December 31, 2014 and 2013	F-3
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2014 and 2013	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013 (Restated)	F-5
Notes to Financial Statements	F-6-14

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger between UHF and Adamant (incorporated by reference herein from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 2, 2014).

2.2
Share Exchange Agreement among the Company, Target Acquisitions I, Inc. (“Target”) and the Stockholders of Target (incorporated by reference herein from Exhibit 2.4 to the Company’s Current report on Form 8-K filed July 7, 2014 (the “Super 8-K”)).

3.1	Articles of Incorporation (incorporated by reference herein from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 2, 2014).
3.2 3.3 3.4
Articles of Merger filed with the Office of the Secretary of State of Nevada merging UHF into Adamant (incorporated by reference herein from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed September 2, 2014).

Certificate of Merger filed with the Office of the Secretary of State of Delaware merging UHF into Adamant ( incorporated by reference herein from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed September 2, 2014).

By-laws (incorporated by reference herein from Exhibit 3.2 to the Super 8-K.)

10.1
Stock Purchase Agreement dated as of June 26, 2014 among certain directors, officers and other stockholders of the Company and HC Consulting Limited (incorporated by reference to Exhibit 10.1 to the Super 8-K).

10.2
English translation of Management Entrustment Agreement, dated May 9, 2011, between ZhangJiaKouTongDa Mining Service Co., Ltd. and ZhuoluJinxin Mining Co., Ltd. (incorporated by reference to Exhibit 10.6 to the Super 8-K).

10.3
English translation of Management Entrustment Agreement, dated May 9, 2011, between ZhangJiaKouTongDa Mining Service Co., Ltd. and ZhuoluJinxin Mining Co., Ltd. (incorporated by reference to Exhibit 10.7 to the Super 8-K).

10.4	English translation of Powers of Attorney, dated May 9, 2011(incorporated by reference to Exhibit 10.8 to the Super 8-K).

10.5
English translation of Exclusive Purchase Option Agreements, dated May 9, 2011, among ZhangJiaKouTongDa Mining Service Co., Ltd. and ZhuoluJinxin Mining Co., Ltd. and its shareholders (incorporated by reference to Exhibit 10.9 to the Super 8-K).

10.6
English translation of Equity Pledge Agreements, dated May 9, 2011, among ZhangJiaKouTongDa Mining Service Co., Ltd. and ZhuoluJinxin Mining Co., Ltd. and its shareholders (incorporated by reference to Exhibit 10.10 to the Super 8-K).

10.7
English translation of Lease Agreement, dated December 27, 2006, between Zhuolu County Luanzhuang Township People’s Government and ZhuoluJinxin Mining Co., Ltd.
(incorporated by reference to Exhibit 10.11 to the Super 8-K).

10.8

English translation of form of Long Term Strategic Agreement dated January 16, 2009 between ZhuoluJinxin Mining Co., Ltd. and Handan Steel Group (incorporated by reference to Exhibit 10.12 to the Super 8-K)..

10.9	English translation of Employment Agreement between ZhuoluJinxin Mining Co., Ltd. and Changkui Zhu (incorporated by reference to Exhibit 10.13 to the Super 8-K).

10.10	English translation of Employment Agreement between ZhuoluJinxin Mining Co., Ltd. and Zhengting Deng (incorporated by reference to Exhibit 10.14 to the Super 8-K).
10.11

English translation of Agreement dated March 20, 2010 between ZhuoluJinxin Mining Co., Ltd. and Baoding Hongye Mechanical Engineering Equipments Company Limited.
(incorporated by reference to Exhibit 10.15 to the Super 8-K).

10.12

English translation of Agreement dated March 20, 2010 between ZhuoluJinxin Mining Co., Ltd. and Zhuolu Hydraulic and Hydro-Power Engineering Company Limited (incorporated by reference to Exhibit 10.16 to the Super 8-K). .

10.13

Stock Purchase Agreement dated January 17, 2014, among Target Acquisitions I, Inc., ZhangJiaKouTongDa Mining Technologies Service Co., Ltd. and Jiazhen Liu.(incorporated by reference to Exhibit 10.17 to the Super 8-K).

10.14

Stock Purchase Agreement dated January 17, 2014, among Target Acquisitions I, Inc., ZhangJIaKouTongDa Mining Technologies Service Co., Ltd. and Changkui Zhu.(incorporated by reference to Exhibit 10.18 to the Super 8-K).

10.15

Stock Purchase Agreement dated January 17, 2014, among Target Acquisitions I, Inc., ZhangJiaKouTongDa Mining Technologies Service Co. Ltd., and Dongli Sun (incorporated by reference to Exhibit 10.19 to the Super 8-K).

10.16

Stock Purchase Agreement dated January 17, 2014, among Target Acquisitions I, Inc., ZhangJiaKouTongDa Mining Technologies Service Co. Ltd., and Meijie Wang (incorporated by reference to Exhibit 10.20 to the Super 8-K).

10.17

Stock Purchase Agreement dated January 17, 2014, among Target Acquisitions I, Inc., ZhangJiaKouTongDa Mining Technologies Service Co. Ltd., and XingwangShao(incorporated by reference to Exhibit 10.21 to the Super 8-K). .

10.18	Convertible Promissory Note with a private investor in the face amount of RMB 3,333,333(incorporated by reference to Exhibit 10.22 to the Super 8-K). .
10.19	Convertible Promissory Note with a private investor in the face amount of RMB 3,333,333(incorporated by reference to Exhibit 10.23 to the Super 8-K). .
10.20 16.1

Convertible Promissory Note with a private investor in the face amount of RMB 3,333,333(incorporated by reference to Exhibit 10.24 to the Super 8-K).

Letter from  LouisPlung& Co., LLP to the SEC (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A filed July 23, 2014).

16.2 21.1
Letter  from Goldman Kurland &Mohidin LLP to the SEC (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed February 4, 2015).

Subsidiaries (incorporated by reference to Exhibit 21.1 to the Super 8-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adamant DRI Processing and Minerals Group

Date: April 14, 2015	By:	/s/ Changkui Zhu
Changkui Zhu Chief Executive Officer (Principal Executive Officer

	By:	/s/ Zhengting Deng
Zhengting Deng Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2015.

Signature	Title

Chief Executive Officer and a Director
/s/ Changkui Zhu	(Principal Executive Officer)
Changkui Zhu

Chief Financial Officer and a Director
/s/ Zhengting Deng	(Principal Financial Officer)
Zhengting Deng

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Adamant DRI Processing and Minerals Group

We have audited the accompanying consolidated balance sheet of Adamant DRI Processing and Minerals Group and Subsidiaries (the “Company or Adamant”) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity and other comprehensive loss, and consolidated cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adamant DRI Processing & Minerals Group and Subsidiaries as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2014, the Company incurred a net loss of $7.6 million, had negative cash flows from operating activities of $13.6 million and had a working capital deficiency of $52.1 million. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MJF & Associates, APC
Los Angeles, California
April 3, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Adamant DRI Processing and Minerals  Group

We have audited the accompanying consolidated balance sheet of Adamant DRI Processing and Minerals  Group (Formerly, Target Acquisitions I, Inc.) and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity and other comprehensive loss, and consolidated cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adamant DRI Processing and Minerals  Group and Subsidiaries as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2013, the Company incurred a net loss of $1.9 million, had negative cash flows from operating activities of $0.9 million and had a working capital deficiency of $10.4 million. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 20 to the consolidated financial statements, the financial statements for the year ended December 31, 2013, have been restated to correct a misstatement.

Goldman Kurland and Mohidin LLP
Encino, California
April 15, 2014, except for Note 20, for which the date is March 24, 2015

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

	2014	2013
		(RESTATED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$269,250	$27,310
Inventory, net	2,246,243	692,859
Advance to suppliers	886,543	-
Value-added tax receivable	3,132,791	-
Other receivables	1,123,695	4,891

Total current assets	7,658,522	725,060

NONCURRENT ASSETS
Property and equipment, net	32,463,822	8,071,846
Intangible assets, net	3,635,584	536,697
Construction in progress	10,143,999	7,432,928
Goodwill	6,539,757	-
Advance to suppliers for construction and equipment	155,735	1,051,458
Deferred tax assets	-	3,356

Total noncurrent assets	52,938,897	17,096,285

TOTAL ASSETS	$60,597,419	$17,821,345

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,737,368	$248
Accrued liabilities and other payables	13,981,241	608,621
Income tax payable	135,103	135,594
Short term loan	212,453	213,223
Payable to contractors	898,840	902,098
Advance from related parties	41,847,612	9,252,910

Total current liabilities	59,812,617	11,112,694

NONCURRENT LIABILITIES
Deferred tax liability	66,493	-
Accrued expense	13,377	13,426

Total noncurrent liabilities	79,870	13,426

Total liabilities	59,892,487	11,126,120

STOCKHOLDERS' EQUITY
Convertible preferred stock: $0.001 par value; 1,000,000 shares authorized, none and 1 share issued and outstanding at December 31, 2014 and 2013, respectively	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 63,760,110 and 24,786,212 shares at December 31, 2014 and 2013, respectively	63,760	24,786
Additional paid in capital	6,949,954	5,279,526
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	733,361	794,673
Retained earnings (accumulated deficit)	(7,599,396)	38,987

Total stockholders' equity	704,932	6,695,225

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,597,419	$17,821,345

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Operating expenses
General and administrative	$6,617,755	$1,902,271

Loss from operations	(6,617,755)	(1,902,271)

Non-operating income (expenses)
Interest income	501	80
Other expenses	(11,105)	48
Interest expense	(1,036,606)	-
Financial expense	(1,345)	(516)

Total non-operating expenses, net	(1,048,555)	(388)

Loss before income tax	(7,666,310)	(1,902,659)

Income tax benefit	(27,927)	-

Net loss	(7,638,383)	(1,902,659)

Other comprehensive income
Foreign currency translation gain (loss)	(61,312)	226,355

Net comprehensive loss	$(7,699,695)	$(1,676,304)

Basic weighted average shares outstanding	61,216,676	24,786,212

Basic net loss per share	$(0.12)	$(0.08)

Diluted weighted average shares outstanding	61,667,406	42,626,012

Diluted net loss per share *	$(0.12)	$(0.08)

* 450,730 shares issuable upon conversion of convertible debts were excluded  in calculating diluted loss per share for the year ended December 31, 2014 due to the fact that issuance of the shares is anti-dilutive.

* 17,839,800 shares issuable upon conversion of preferred stock were excluded in calculating diluted loss per share for the year ended December 31, 2013 due to the fact that issuance of the shares is anti-dilutive.

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
		(RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,638,383)	$(1,902,659)
Adjustments to reconcile net loss to net cash
used in operating activities:
changing in deferred taxes	(27,927)	-
Depreciation and amortization	3,124,329	873,476
Loss on assets disposal	6,224	-
Provision for inventory impairment	837,080	-
(Increase) decrease in assets and liabilities:
Inventory	188,669	(346)
Other receivables	(1,106,052)	-
Advance to suppliers	(882,548)	-
Accounts payable	94,179	-
Accrued liabilities and other payables	(7,071,802)	68,616
Taxes payable	(1,092,753)	-

Net cash used in operating activities	(13,568,984)	(960,913)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(1,318,948)	(6,187,412)
Acquisition of China Huaxin, net of cash acquired	(1,504,051)	-
Acquisition of fixed assets	(1,099,874)	-
Gain on disposal of fixed assets	1,114,419	(21,306)
Advance to suppliers for construction	-	(637,357)

Net cash used in investing activities	(2,808,454)	(6,846,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term loan	-	209,198
Advance from related parties	14,981,748	7,595,957
Proceeds from convertible debts	1,638,002	-

Net cash provided by financing activities	16,619,750	7,805,155

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(372)	841

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	241,940	(992)

CASH & EQUIVALENTS, BEGINNING OF YEAR	27,310	28,302

CASH & EQUIVALENTS, END OF YEAR	$269,250	$27,310

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred shares	Amount	Common shares	Amount	Additional paid in capital	Statutory reserves	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total stockholders' equity (deficit)
Balance at January 1, 2013	1	$-	24,786,212	$24,786	$5,279,526	$557,253	$1,941,646	$568,318	$8,371,529

Net loss	-	-	-	-	-	-	(1,902,659)	-	(1,902,659)

Foreign currency translation gain	-	-	-	-	-	-	-	226,355	226,355

Balance at December 31, 2013	1	-	24,786,212	24,786	5,279,526	557,253	38,987	794,673	6,695,225

Outstanding common stock of registrant at date of reverse merger	-	-	2,544,672	2,545	(2,545)	-	-	-	-

Conversion of preferred shares	(1)	-	17,839,800	17,840	(17,840)	-	-	-	-

Shares issued for acquisition of Huaxin	-	-	15,801,012	15,801	55,599	-	-	-	71,400

Shares issued for conversion of convertible debts	-	-	2,788,414	2,788	1,635,214	-	-	-	1,638,002

Net loss	-	-	-	-	-	-	(7,638,383)	-	(7,638,383)

Foreign currency translation loss	-	-	-	-	-	-	-	(61,312)	(61,312)

Balance at December 31, 2014	-	$-	63,760,110	$63,760	$6,949,954	$557,253	$(7,599,396)	$733,361	$704,932

ADAMANT DRI PROCESSING AND MINERALS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013 (Restated)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Adamant DRI Processing and Minerals Group (“Adamant’ or “the Company or “Group”), is a Nevada corporation incorporated in July 2014 and successor by merger to UHF Incorporated, a Delaware corporation  (“UHF”).

The Company is engaged in the business of producing Direct Reduced Iron (“DRI”) using advanced reduction rotary kiln technology with iron sand as the principal raw material. ‘Reduced Iron’ derives its name from the chemical change that iron ore undergoes when it is heated in a furnace at high temperatures in the presence of hydrocarbon-rich gasses. ‘Direct reduction’ refers to processes which reduce iron oxides to metallic iron below the melting point of iron. The use of DRI for steelmaking in electric arc furnaces allows the production of high quality metal with a low content of harmful impurities which can be used in both high-tech and standard industries.  DRI offers an attractive option due to its small scale low capital investment requirements and its adaptability to local raw material situations.

On July 4, 2014, the Company entered into an Agreement and Plan of Merger with UHF, pursuant to which UHF merged with and into Adamant with Adamant as the surviving entity (the Merger”), as a result of which each outstanding share of common stock of UHF at the effective time of the Merger was converted into one share of the common stock of Adamant, and the outstanding share of series Preferred Stock was converted into 17,839,800 shares of common stock. The Merger was effected on August 29, 2014.

UHF was the successor to UHF Incorporated, a Michigan corporation (“UHF Michigan”), as a result of domicile merger effected on December 29, 2011.

On June 30, 2014, UHF entered into and closed a share exchange agreement, or the Target Share Exchange Agreement, with Target Acquisitions I, Inc., a Delaware corporation (“Target”), and the stockholders of Target (the “Target Stockholders”), pursuant to which UHF acquired 100% of the issued and outstanding capital stock of Target in exchange for 43,375,638 shares of UHF’s common stock and one share of UHF’s series A convertible preferred stock, convertible into an additional 17,839,800 shares of common stock.  Since UHF’s certificate of incorporation only authorized the issuance of 50,000,000 shares of common stock, UHF did not have sufficient authorized but unissued shares of common stock to complete the acquisition of Target, and so the Board of Directors authorized the issuance to one of the Target Stockholders of one share of series A convertible preferred stock convertible into 17,839,800 shares of common stock at such time as UHF amended its certificate of incorporation to increase the number of authorized shares of common stock or merged with and into another corporation which had sufficient shares of authorized but unissued shares of common stock for issuance upon conversion. The series A convertible preferred stock votes together with the common stock on an as converted basis on all matters submitted to stockholders, including the election of directors, with the one outstanding share of series A convertible preferred stock entitled to 17,839,800 votes.  Following the closing of the share exchange, UHF had outstanding 45,920,310 shares of common stock and one share of series A convertible preferred stock.

For accounting purposes, the transaction has been accounted for as a reverse acquisition of UHF by Target. The shares issued to Target’s shareholders have been accounted for as a recapitalization of Target and have been retroactively restated for the periods presented because after the share exchange, Target’s shareholders owned the majority of the UHF’s outstanding shares and exercised significant influence over the operating and financial policies of the consolidated entity, and UHF was a non-operating shell with nominal net assets prior to the acquisition. Pursuant to Securities and Exchange Commission (“SEC”) rules, this is considered a capital transaction in substance, rather than a business combination. For accounting purposes, the share exchange transaction with Target and the Target Stockholders was treated as a reverse acquisition, with Target as the acquirer and UHF as the acquired party.

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

The Company operated in China through Zhuolu Jinxin Mining Co., Ltd. (“China Jinxin”), the Company’s variable interest entity which the Company controls through a series of agreements between China Jinxin and China Tongda and, as of January 24, 2014, owned Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”) through its wholly-owned subsidiary China Tongda.  The Group’s structure as of December 31, 2014 is as follows:

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

China Huaxin was established in August 2010 and is located in Haixing Qingxian Industrial Park, Cangzhou, Hebei Province PRC.  China Huaxin is engaged in producing and selling Direct Reduced Iron (DRI).  To date, China Huaxin has conducted no business activities other than construction of its DRI production facility.  Construction of the DRI Facility has been completed and China Huaxin is currently in trial production, and expects commercial production to commence by the end of May, 2015.

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

The Company follows ASC 810 which requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE or is entitled to a majority of the VIE’s residual returns.  In determining China Jinxin is the VIE of China Tongda, the Company considered the following indicators, among others:

China Tongda has the right to control and administer the financial affairs and operations of China Jinxin and to manage and control all assets of China Jinxin. The equity holders of China Jinxin as a group have no right to make any decision about China Jinxin’s activities without the consent of China Tongda. China Tongda will be paid quarterly, management consulting and technical support fees equal to all pre-tax profits, if any, of that quarter. If there are no earnings before taxes and other cash expenses, then no fee shall be paid. If China Jinxin sustains losses, they will be carried to the next period and deducted from the next service fee. China Jinxin has the right to require China Tongda to pay China Jinxin the amount of any loss incurred by China Jinxin.

The shareholders of China Jinxin pledged their equity interests in China Jinxin to China Tongda to guarantee China Jinxin’s performance of its obligations under the Equity Pledge Agreement. If either China Jinxin or its equity owners is in breach of the Equity Pledge or Exclusive Purchase Option Agreements, then China Tongda is entitled to require the equity owners of China Jinxin to transfer their equity interests in China Jinxin to it.

The shareholders of China Jinxin irrevocably granted China Tongda or its designated person an exclusive option to acquire, at any time, all of the assets or outstanding shares of China Jinxin, to the extent permitted by PRC law. The purchase price for the shareholders’ equity interests in China Jinxin shall be the lower of (i) the actual registered capital of China Jinxin or (ii) RMB 500,000 ($78,000), unless an appraisal is required by the laws of China.

Each shareholder of China Jinxin executed an irrevocable power of attorney to appoint China Tongda as its attorney-in-fact to exercise all of its rights as equity owner of China Jinxin, including 1) attend the shareholders’ meetings of China Jinxin and/or sign the relevant resolutions; 2) exercise all the shareholder's rights and shareholder's voting rights that the shareholder is entitled to under the laws of the PRC and the Articles of Association of China Jinxin, including but not limited to the sale or transfer or pledge or disposition of the shares in part or in whole; 3) designate and appoint the legal representative, Chairman of the Board of Directors (“BOD”), Directors, Supervisors, the Chief Executive Officer, Financial Officer and other senior management members of China Jinxin; and 4) execute the relevant share purchases and other terms stipulated in the Exclusive Purchase Option and Share Pledge Agreements.

However, the VIE is monitored by the Company to determine if any events have occurred that could cause its primary beneficiary status to change. These events include:

a.	The legal entity's governing documents or contractual arrangements are changed in a manner that changes the characteristics or adequacy of the legal entity's equity investment at risk.

b.	The equity investment or some part thereof is returned to the equity investors, and other interests become exposed to expected losses of the legal entity.

c.
The legal entity undertakes additional activities or acquires additional assets, beyond those anticipated at the later of the inception of the entity or the latest reconsideration event, that increase the entity's expected losses.

d.	The legal entity receives an additional equity investment that is at risk, or the legal entity curtails or modifies its activities in a way that decreases its expected losses.

There has been no change in the VIE structure during the year and none of the events listed in a-d above have occurred.

Going Concern

The Company incurred a net loss of $7.641 million for the year ended December 31, 2014. The Company also had a working capital deficit of $52.15 million as of December 31, 2014. In addition, China Jinxin has refused to sell its iron ore concentrate to its sole customer because of the low price offered. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. China Jinxin is upgrading its equipment, which when. completed, will enable the Company to resume production. A shareholder of the Company has indicated that she will continue to fund China Jinxin, although there is no written agreement in place and Jinxin currently owes $11.50 million to this shareholder.  In addition, China Huaxin currently owes $28.44 million to three of the Company’s shareholders who are also the Company’s management (one is also the fund provider of China Jinxin who lent 20.48 million to China Huaxin) for constructing its DRI facility, and borrowed $0.72 million from a company owned by its major shareholder. China Huaxin is currently in trial production and is expected to commence commercial production by the end of May, 2015. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On January 23, 2014, the Company completed the acquisition of China Huaxin.  Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess recorded to goodwill. The Company recognized $6.54 million goodwill from the acquisition (See Note 19).  At December 31, 2014, the Company reappraised the fair value of China Huaxin by using the replacement cost due to the fact China Huaxin will not start the official production until mid of 2015.  Based on the appraisal, the fair value of Huaxin’s assets acquired and liabilities assumed approximate the net value of China Huaxin including the goodwill; accordingly, the Company concluded the goodwill of Huaxin was not impaired at December 31, 2014.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had no accounts receivable or bad debt allowances at December 31, 2014 and 2013.

Inventory

Inventory mainly consists of iron ore, iron ore concentrate, mineral power and coal slime for DRI.  Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average basis method; including labor and all production overheads.

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

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2014 and 2013, there were no impairments of its long-lived assets.

Income Taxes

The Company utilizes FASB ASC Topic 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about their merits or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At December 31, 2014 and 2013, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with FASB ASC Topic 605, “Revenue Recognition”.   Sales are recognized when a formal arrangement exists, which is generally represented by a contract between the Company and the buyer; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery; no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Sales are the invoiced value of iron ore concentrate and DRI products, net of value-added tax (“VAT”). All of the Company’s iron ore concentrate sold in the PRC is subject to a value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Cost of Goods Sold

Cost of goods sold (“COGS”) consists primarily of fuel and power, direct material and labor, depreciation of mining plant and equipment, attributable to the production of iron ore concentrate. Write-down of inventory to lower of cost or market is also recorded in COGS.

Concentration of Credit Risk

The operations of the Company are in the PRC.  Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, and by the general state of the PRC economy.

The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks is not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts.

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows”, cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.  Cash from operating, investing and financing activities is net of assets and liabilities acquired (See Note 19).

Fair Value of Financial Instruments

Certain of the Company’s financial instruments, including cash and equivalents, accrued liabilities and accounts payable, carrying amounts approximate their fair values due to their short maturities.  FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the FV of financial instruments held by the Company. The carrying amounts reported in the balance sheets for current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and the current market rate of interest.

Fair Value Measurements and Disclosures

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines FV, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for FV measures. The three levels are defined as follow:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the FV measurement.

As of December 31, 2014 and 2013, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the years ended December 31, 2014 and 2013 consisted of net loss and foreign currency translation adjustments.

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

The following table presents a reconciliation of basic and diluted loss per share for the years ended December 31, 2014 and 2013, the diluted loss per share is same as the basic loss per share due to anti-dilutive feature.

	Years Ended December 31,
	2014	2013

Net loss	$(7,638,383)	$(1,902,659)

Weighted average shares outstanding – basic	61,216,676	24,786,212
Effect of dilutive securities:
Convertible debts	450,730	-
Preferred shares	-	17,839,800
Weighted average shares outstanding – diluted *	61,667,406	42,626,012

Loss per share – basic	$(0.12)	$(0.08)
Loss per share – diluted	$(0.12)	$(0.08)

* 450,730 shares issuable upon conversion of convertible debts were excluded in calculating weighted average diluted loss per share for the year ended December 31, 2014 as the effect of their issuance is anti-dilutive.

* 17,839,800 shares issuable upon conversion of preferred stock were excluded in calculating weighted average diluted loss per share for the year ended December 31, 2013 as the effect of their issuance is anti-dilutive.

Segment Reporting

FASB ASC Topic 280, “Segment Reporting”, requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the Company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

FASB ASC Topic 280 has no effect on the Company’s financial statements as substantially all of its operations are conducted in one industry segment – iron ore mining.

New Accounting Pronouncements

In January 2014, FASB issued, Accounting Standards Update (“ASU”) 2014-05, Service Concession Arrangements (ASC Topic 853). The objective of this Update is to specify that an operating entity should not account for a service concession arrangement within the scope of this Update as a lease in accordance with FASB ASC Topic 840, Leases. Service concession arrangements may become more prevalent in the United States as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets certain conditions. The amendments in this Update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this Update to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU will not affect the Company’s financial statements.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in FASB ASC 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

3. INVENTORY

Inventory consisted of the following at December 31, 2014 and 2013:

	2014	2013
Material	$2,413,606	$16,950
Finished goods	673,468	675,909
Less: inventory impairment	(840,831)	-
Total	$2,246,243	$692,859

4. MINING RIGHTS

The Company is currently negotiating with the Department of Land and Resources of Hebei Province and the local Zhuolu County government to obtain the rights to mine in Zhuolu County where its production facility is located. Pending the final contract, the Company accrued the cost of mining rights based on the quantity of ore extracted (see Note 11). The Company used $0.38 (RMB 2.4 per ton) based on a royalty rate prescribed by the local authority based on the purity of ore in the subject mines. If the rate per ton of ore changes when the contract is finalized, the Company will account for the change prospectively as a change in an accounting estimate. The Company did not extract any ore in the years ended December 31, 2014 and 2013, and accordingly did not accrue the cost of mining rights for the years ended December 31, 2014 and 2013.

5. OTHER RECEIVABLE

Other receivables mainly consisted of short-term advances to third party companies or individuals, bore no interest and were payable upon demand.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2014 and 2013:

	2014	2013
Building	$21,227,133	$7,153,152
Production equipment	17,438,759	4,215,104
Transportation equipment	1,326,638	1,265,110
Office equipment	160,019	108,520
Total	40,152,549	12,741,886
Less: Accumulated depreciation	(7,688,727)	(4,670,040)
Net	$32,463,822	$8,071,846

Depreciation for the years ended December 31, 2014 and 2013 was $3,022,772 and $833,480, respectively.

7. ADVANCE FROM RELATED PARTIES

At December 31, 2014 and 2013, China Jinxin owed its shareholders $11,497,548 and $9,466,133, respectively, for the purchase of equipment used in construction in progress and for working capital. The advance from shareholders will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of commencement of production at the Zhuolu Mine. China Jinxin had not commenced production as of December 31, 2014.

In addition, at December 31, 2014, China Huaxin owed three shareholders (also the Company’s management) $28.44 million used to construct its DRI facility. Of the $28.44 million, $7.88 million had an annual interest rate of 10% and a due date of 6 months from the start date of official production.  The remaining payable bore no interest, and is payable upon demand. China Huaxin also borrowed $0.72 million from a company owned by its major shareholder, which bore no interest and payable upon demand. At December 31, 2014, China Huaxin also owed one related party who is the brother of the Company’s major shareholder the amount of $81,713, this loan bore annual interest of 10% and is payable upon demand.

At December 31, 2014, Real Fortune HK owed one shareholder $1.20 million for advances to meet operating needs., This advance bears no interest and is payable upon demand.

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

Intangible assets consisted of the following at December 31, 2014 and 2013:

	2014	2013
Land use rights	$4,015,109	$815,236
Less: Accumulated amortization	(379,525)	(278,539)
Net	$3,635,584	$536,697

Amortization of intangible assets for the years ended December 31, 2014 and 2013 was $101,557 and $39,992, respectively. Annual amortization for the next five years from January 1, 2015, is expected to be: $107,150; $107,150; $107,150; $107,150 and $107,150.

9. CONSTRUCTION IN PROGRESS

Construction in progress is for the purchase and installation of equipment for future iron ore refining for China Jinxin.  Jinxin had total construction in progress of $10,143,999 and $7,432,928 at December 31, 2014 and 2013, respectively.

10. DEFERRED TAX

At December 31, 2014, deferred tax liability of $69,837 represented the differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of China Huaxin.  The non-current deferred tax liability is presented net of non-current deferred tax asset of $3,344, which  arose from the difference between the tax and book amounts for accrued mine restoration costs.

At December 31, 2013, deferred tax asset of $3,356 represented the difference between the tax and book amounts for accrued mine restoration cost.

11. ACCRUED LIABILITIES AND OTHER PAYABLES

CURRENT

Accrued liabilities and other payables consisted of the following at December 31, 2014 and 2013:

	2014	2013
Accrued payroll	$344,826	$21,706
Accrued service and consulting fee	-	69,273
Accrued mining rights (see note 4)	72,296	72,558
Accrued interest	3,008,685	-
Due to unrelated parties	7,628,477	-
Payable for social insurance	19,550
Payable for purchase of equipment and material	2,169,369	-
Payable for construction	735,420	-
Other payables	2,618	445,084
Total	$13,981,241	$608,621

As of December 31, 2014, due to unrelated parties of $8,346,073 represented short-term advance from unrelated companies or individuals for the Company’s construction and working capital needs, of which, $2,869,505 bore an annual interest rate of 10% and is due 6 months after the commencement of official production. The remaining amount of short-term advance bore no interest, and is payable upon demand.

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

The Company accrued certain mine restoration expenses based on the actual production volume during the period it extracted ore. As of December 31, 2014 and 2013, the long term accrued mine restoration cost was $13,377 and $13,426, respectively. There was no production during the years ended December 31, 2014 and 2013.

12. SHORT TERM LOAN

At December 31, 2014 and 2013, Jinxin had short-term bank loan of $212,453 and $213,223, respectively.  This loan was entered in June 2013 for one year, and renewed on June 27, 2014 to June 26, 2015, with monthly rate of 0.9%. The loan was guaranteed by a fixed asset of China Jinxin.

13. PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012. During 2011, the Company paid $2.86 million (RMB 18.0 million). During 2012, the Company did not make any payment on this payable. On March 20, 2013, the Company amended the payment terms and agreed to pay the remaining balance of $902,098 (RMB 5,500,000) on December 31, 2014. Based on the amended agreement, if the Company pays in full by December 31, 2014, no interest will be charged. If the Company defaults, the Company agreed to pay interest starting on January 1, 2015 based on the current bank interest rate for the remaining balance at that time. As of December 31, 2014 and 2013, the Company has $898,840 and $902,098 of payable to contractors, respectively. Starting from January 1, 2015, the Company agreed to pay interest based on the current bank interest rate of 5.35% per annum for the outstanding balance at December 31, 2014.

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

14. CONVERTIBLE NOTES

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

On March 20, 2014, all three investors fully converted their convertible promissory notes into 900,000 (equivalent to 2,788,414 shares after the effect of reverse merger with UHF) of the Company’s common shares, and waived the repayment of accrued interest.

15. INCOME TAXES

The Company’s operating subsidiary is governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended December 31, 2014 and 2013:

	2014	2013
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.0%	9.0%
Valuation allowance on NOL	24.6%	25.0%
Tax per financial statements	0.4%	-%

 The income tax for the years ended December 31, 2014 and 2013, consisted of the following:

	2014	2013
Income tax (benefit) expense - current	$-	$-
Income tax benefit - deferred	(27,927)	-
Total income tax benefit	$(27,927)	$-

16. MAJOR CUSTOMER AND VENDORS

There were no sales in the years ended December 31, 2014 and 2013.

China Jinxin made a 10-year contract with Handan Steel Group Company (“HSG”) a state-owned enterprise, and agreed to sell all of its output from its Zhuolu production facility to HSG. The selling price was to be based on market prices from time to time at a level that would ensure the Company a proper profit margin. HSG agreed to purchase all the Company’s products from its Zhuolu production facility regardless of changes in the market. China Jinxin is economically dependent on HSG. However, due to the high demand of iron ore concentrate in China, the Company believes there are other buyers available if HSG is unable or unwilling to execute the contract. The Company had no sales in the years ended December 31, 2014 or 2013 due to the upgrading of its production lines for improving the iron ore refinement and iron ore concentration rate and its continued refusal to deliver concentrate produced during 2011 due to a pricing dispute with HSG. The upgraded production line is expected to be completed by the end of May 2015.

17. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating money from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

18. OPERATING RISKS

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

19. BUSINESS ACQUISITION AND UNAUDITED PRO FORMA INFORMATION

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of January 24, 2014. The fair values of the assets acquired and liabilities assumed at closing date were used for the purpose of purchase price allocation. The closing date was January 24, 2014, since there were no material transactions from January 24, 2014 to January 31, 2014, and for convenience of reporting the acquisition for accounting purposes, February 1, 2014 has been designated as the acquisition date.  Under purchase method of accounting, the purchase price was allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess recorded as goodwill.  Goodwill represents the synergies expected from combining China Huaxin’s business with the Company’s existing operations.   The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$133,951
Inventory	2,592,170
Other receivables	7,781
Advance to suppliers	523,264
Advance to related parties	391,826
Tax receivable	2,202,788
Property and equipment, net	27,232,303
Intangible assets, net	3,210,162
Goodwill	6,554,754
Accounts payable	(2,648,596)
Other payables and accrued liabilities	(21,094,638)
Advance from related parties	(17,298,248)
Deferred tax liabilities	(98,115)
Purchase price	$1,709,402

The following unaudited pro forma consolidated results of operations of UHF and China Huaxin for the years ended December 31, 2014 and 2013, presents the operations of Target and China Huaxin as if the acquisition of China Huaxin occurred on January 1, 2014 and 2013, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	For the years ended December 31,
	2014	2013
	(Unaudited)
Net sales	$-	$-

Net loss	(8,131,097)	(5,987,057)

Basic weighted average shares outstanding	61,909,323	40,587,224
Diluted weighted average shares outstanding *	62,360,053	58,427,024

Basic and diluted loss per share	$(0.13)	$(0.15)

* 450,730 shares issuable upon conversion of convertible debts were excluded in calculating weighted average diluted loss per share for the year ended December 31, 2014 as the effect of their issuance is anti-dilutive.

* 17,839,800 shares issuable upon conversion of preferred stock were excluded in calculating weighted average diluted loss per share for the year ended December 31, 2013 as the effect of their issuance is anti-dilutive.

20. RESTATEMENT OF FINANCIAL STATEMENT

The consolidated financial statements for the years ended December 31, 2013 were restated to reflect the following:

1) To record a bank loan of $213,223 (RMB 1.3 million) that China Jinxin obtained in June 2013 to repay the advance from one major shareholder.

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet at December 31, 2013:

Consolidated Balance Sheet	As Previously Reported	Restated	Net Adjustment
Advance from related party	$9,466,133	$9,252,910	$(213,223)
Short-term Loan	-	213,223	213,223
Total liabilities	11,126,120	11,126,120	-
Retained earnings	38,987	38,987	-
Total stockholders’ equity	$17,821,345	$17,821,345	$-