Form 10-Q
period 2015-03-31
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2015-05-15
CIK 1171008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2015
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-49729

Adamant DRI Processing and Minerals Group
(Exact Name of Registrant as Specified in its Charter)

Nevada	61-1745150
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Chunshugou Luanzhuang Village, Zhuolu County, Zhangjiakou, Hebei Province, China	075600
(Address of principal executive offices)	(Zip code)

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

At May 1, 2015, we had 63,760,110 shares of common stock outstanding.

ADAMANT DRI PROCESSING AND MINERALS GROUP

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Item 1A. Risk Factors	28

Item 6. Exhibits	28

Signatures	29

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	March 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash & equivalents	$338,302	$269,250
Inventory, net	2,154,557	2,246,243
Advance to suppliers	881,728	886,543
Value-added tax receivable	3,104,829	3,132,791
Other receivables	1,408,657	1,123,695

Total current assets	7,888,073	7,658,522

NONCURRENT ASSETS
Property and equipment, net	31,567,471	32,463,822
Intangible assets, net	3,595,060	3,635,584
Construction in progress	10,229,615	10,143,999
Goodwill	6,515,055	6,539,757
Advance to suppliers for construction and equipment	186,609	155,735

Total noncurrent assets	52,093,810	52,938,897

TOTAL ASSETS	$59,981,883	$60,597,419

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,725,403	$2,737,368
Accrued liabilities and other payables	14,335,834	13,981,241
Income tax payable	134,594	135,103
Short term loan	211,651	212,453
Payable to contractors	895,445	898,840
Advance from related parties	42,358,338	41,847,612

Total current liabilities	60,661,265	59,812,617

NONCURRENT LIABILITIES
Deferred tax liability	58,858	66,493
Accrued expense	13,327	13,377

Total noncurrent liabilities	72,185	79,870

Total liabilities	60,733,450	59,892,487

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock: $0.001 par value; 1,000,000 shares authorized, no share issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 63,760,110 shares at March 31, 2015 and December 31, 2014	63,760	63,760
Additional paid in capital	6,949,954	6,949,954
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	730,053	733,361
Accumulated deficit	(9,052,587)	(7,599,396)

Total stockholders' equity (deficit)	(751,567)	704,932

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$59,981,883	$60,597,419

See accompanying notes to the financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

	2015	2014

Net Sales	$243,683	$-

Cost of Goods Sold	490,826	-

Gross Profit	(247,143)	-

Operating expenses
General and administrative	935,673	935,818

Loss from operations	(1,182,816)	(935,818)

Non-operating income (expenses)
Interest income	292	358
Other expenses	(1,411)	(1,632)
Interest expense	(276,149)	-
Financial expense	(493)	(213)

Total non-operating expenses, net	(277,761)	(1,487)

Loss before income tax	(1,460,577)	(937,305)

Income tax benefit	(7,388)	(102,127)

Net loss	(1,453,189)	(835,178)

Other comprehensive income
Foreign currency translation gain (loss)	(3,308)	70,519

Net comprehensive loss	(1,456,497)	(764,659)

Basic weighted average shares outstanding	63,760,110	55,989,744

Basic net loss per share	$(0.02)	$(0.01)

Diluted weighted average shares outstanding	63,760,110	57,817,704

Diluted net loss per share *	$(0.02)	$(0.01)

* 1,827,960 weighted average shares issuable upon conversion of convertible debts were excluded in calculating diluted loss per share for the three months ended March 31, 2015 due to the fact that issuance of the shares is anti-dilutive.

See accompanying notes to the financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,453,189)	$(835,178)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	803,956	630,218
Changes in deferred taxes	(7,388)	(102,127)
(Increase) decrease in assets and liabilities:
Inventory	83,258	(213,017)
Other receivables	(289,404)	(110,390)
Advance to suppliers	(116,396)	-
Accounts payable	(1,628)	64,921
Accrued liabilities and other payables	407,680	(303,666)
Taxes payable	16,141	(49,311)

Net cash used in operating activities	(556,970)	(918,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(124,016)	(1,210,094)
Acquisition of China Huaxin, net of cash acquired	-	(1,504,507)
Acquisition of fixed assets	-	(164,668)
Advance to suppliers for construction and equipment	86,380	48,364

Net cash used in investing activities	(37,636)	(2,830,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	664,713	2,612,895
Proceeds from convertible debts	-	1,638,002

Net cash provided by financing activities	664,713	4,250,897

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(1,055)	(2,383)

NET INCREASE IN CASH & EQUIVALENTS	69,052	499,059

CASH & EQUIVALENTS, BEGINNING OF PERIOD	269,250	27,310

CASH & EQUIVALENTS, END OF PERIOD	$338,302	$526,369

Supplemental Cash Flow Data:
Income tax paid	$-	$-
Interest paid	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of convertible debts into common stock	$-	$1,638,002

See accompanying notes to the financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (UNAUDITED)

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

On July 4, 2014, the Company entered into an Agreement and Plan of Merger with UHF, pursuant to which UHF merged with and into Adamant with Adamant as the surviving entity (the “Merger”), as a result of which each outstanding share of common stock of UHF at the effective time of the Merger was converted into one share of the common stock of Adamant, and the outstanding share of series Preferred Stock was converted into 17,839,800 shares of common stock. The Merger was effected on August 29, 2014.

UHF was the successor to UHF Incorporated, a Michigan corporation (“UHF Michigan”), as a result of domicile merger effected on December 29, 2011.

On June 30, 2014, UHF entered into and closed a share exchange agreement, or the Target Share Exchange Agreement, with Target Acquisitions I, Inc., a Delaware corporation (“Target”), and the stockholders of Target (the “Target Stockholders”), pursuant to which UHF acquired 100% of the issued and outstanding capital stock of Target in exchange for 43,375,638 shares of UHF’s common stock and one share of UHF’s series A convertible preferred stock, convertible into an additional 17,839,800 shares of common stock.  Since UHF’s certificate of incorporation only authorized the issuance of 50,000,000 shares of common stock, UHF did not have sufficient authorized but unissued shares of common stock to complete the acquisition of Target, and so the Board of Directors authorized the issuance to one of the Target Stockholders of one share of series A convertible preferred stock convertible into 17,839,800 shares of common stock at such time as UHF amended its certificate of incorporation to increase the number of authorized shares of common stock or merged with and into another corporation which had sufficient shares of authorized but unissued shares of common stock for issuance upon conversion. The series A convertible preferred stock votes together with the common stock on an as converted basis on all matters submitted to stockholders, including the election of directors, with the one outstanding share of series A convertible preferred stock entitled to 17,839,800 votes. Following the closing of the share exchange, UHF had outstanding 45,920,310 shares of common stock and one share of series A convertible preferred stock, which was converted into 17,839,800 common shares on August 29, 2014.

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

As a result of the acquisition of Target and UHF, the Company now owns all of the issued and outstanding capital stock of Real Fortune BVI, which in turn owns all of the issued and outstanding capital stock of Real Fortune Holdings Limited, a Hong Kong limited company (“Real Fortune HK”), which in turn owns all of the issued and outstanding capital stock of Zhangjiakou Tongda Mining Technologies Service Co., Ltd. (“China Tongda”), a Chinese limited company.

The Company operated in China through Zhuolu Jinxin Mining Co., Ltd. (“China Jinxin”), the Company’s variable interest entity which the Company controls through a series of agreements between China Jinxin and China Tongda and, as of January 24, 2014, owned Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”) through its wholly-owned subsidiary China Tongda.  The Group’s structure as of March 31, 2015 is as follows:

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

On January 17, 2014, the Company entered into a series of substantially identical agreements with five shareholders of Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”) pursuant to which the Company acquired 100% of the outstanding shares of China Huaxin.  The consideration paid to the shareholders of China Huaxin for their interests consisted, in the aggregate, of cash of RMB 10 million ($1.64 million) and 5.1 million shares of the Company’s common stock, valued at $0.014 per share.

China Tongda, the Company’s wholly-owned Chinese subsidiary, filed a notice of transfer with respect to the change of ownership of China Huaxin with the local company registration authority which was approved on January 23, 2014.

China Huaxin was established in August 2010 and is located in Haixing Qingxian Industrial Park, Cangzhou, Hebei Province PRC.  China Huaxin is engaged in producing and selling DRI.  To date, China Huaxin has conducted no business activities other than construction of its DRI production facility.  Construction of the DRI Facility has been completed and China Huaxin is currently in trial production, and expects commercial production to commence by the end of May 2015.

The consolidated interim financial information as of March 31, 2015 and for the three month periods ended March 31, 2015 and 2014 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) was not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2015, results of operations and cash flows for the three month periods ended March 31, 2015 and 2014, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 which requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE or is entitled to a majority of the VIE’s residual returns.  In determining China Jinxin is the VIE of China Tongda, the Company considered the following indicators, among others:

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

There has been no change in the VIE structure during the quarter ended  March 31, 2015  and none of the events listed in a-d above have occurred.

Going Concern

The Company incurred a net loss of $1.45 million for the three months ended March 31, 2015. The Company also had a working capital deficit of $52.77 million as of March 31, 2015. In addition, China Jinxin has refused to sell its iron ore concentrate to its sole customer because of the low price offered. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. China Jinxin is upgrading its equipment, which when completed, will enable the Company to resume production. A shareholder of the Company has indicated that she will continue to fund China Jinxin, although there is no written agreement in place and Jinxin currently owes $11.72 million to this shareholder.  In addition, China Huaxin currently owes $28.67 million to three of the Company’s shareholders who are also the Company’s management (one is also the fund provider of China Jinxin who lent 20.08 million to China Huaxin) for constructing its DRI facility, and borrowed $0.71 million from a company owned by its major shareholder. China Huaxin is currently in trial production and is expected to commence commercial production by the end of May 2015. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Deferred tax liability and asset are recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with FASB ASC Subtopic 740-10.

Goodwill

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Other,” goodwill is not amortized but is tested for impairment, annually or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value, with the fair value of the reporting unit determined using discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

On January 23, 2014, the Company completed the acquisition of China Huaxin.  Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess recorded to goodwill. The Company recognized $6.54 million goodwill from the acquisition (See Note 19).  At December 31, 2014, the Company reappraised the fair value of China Huaxin by using the replacement cost due to the fact China Huaxin will not start the official production until mid of 2015.  As of March 31, 2015, the Company evaluated the impairment of goodwill and believes nothing has changed since December 31, 2014. The Company expects to commence commercial production in the second quarter. Accordingly, the Company concluded the goodwill of Huaxin was not impaired.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had no accounts receivable or bad debt allowances at March 31, 2015 and December 31, 2014.

Inventory, net

Inventory mainly consists of iron ore, iron ore concentrate, mineral power and coal slime for DRI.  Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average basis method; including labor and all production overheads.

Property and Equipment, net

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2015 and December 31, 2014, there were no impairments of its long-lived assets.

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about their merits or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At March 31, 2015 and December 31, 2014, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Fair Value Measurements and Disclosures

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines FV, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for FV measures. The three levels are defined as follow:

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

As of March 31, 2015 and December 31, 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the three months ended march 31, 2015 and 2014 consisted of net loss and foreign currency translation adjustments.

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

The following table presents a reconciliation of basic and diluted loss per share for the three months ended march 31, 2015 and 2014, the diluted loss per share is same as the basic loss per share due to anti-dilutive feature.

	Three months ended march 31,
	2015	2014

Net loss	$(1,453,189)	$(835,178)

Weighted average shares outstanding – basic	63,760,110	55,989,744
Effect of dilutive securities:
Convertible debts	-	1,827,960
Weighted average shares outstanding – diluted *	63,760,110	57,817,704

Loss per share – basic	$(0.02)	$(0.01)
Loss per share – diluted	$(0.02)	$(0.01)

* 1,827,960 shares issuable upon conversion of convertible debts were excluded in calculating weighted average diluted loss per share for the three months ended March 31, 2015 as the effect of their issuance is anti-dilutive.

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

New Accounting Pronouncements

In January 2014, FASB issued, Accounting Standards Update (“ASU”) 2014-05, Service Concession Arrangements (ASC Topic 853). The objective of this Update is to specify that an operating entity should not account for a service concession arrangement within the scope of this Update as a lease in accordance with FASB ASC Topic 840, Leases. Service concession arrangements may become more prevalent in the United States as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets certain conditions. The amendments in this Update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this Update to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU did not affect the Company’s financial statements.

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

3. INVENTORY

Inventory consisted of the following at March 31, 2015 and December 31, 2014:

	2015	2014 (Audited)
Material	$2,311,362	$2,413,606
Finished goods	680,850	673,468
Less: inventory impairment	(837,655)	(840,831)
Total	$2,154,557	$2,246,243

4. MINING RIGHTS

The Company is currently negotiating with the Department of Land and Resources of Hebei Province and the local Zhuolu County government to obtain the rights to mine in Zhuolu County where its production facility is located. Pending the final contract, the Company accrued the cost of mining rights based on the quantity of ore extracted (see Note 11). The Company used $0.38 (RMB 2.4 per ton) based on a royalty rate prescribed by the local authority based on the purity of ore in the subject mines. If the rate per ton of ore changes when the contract is finalized, the Company will account for the change prospectively as a change in an accounting estimate. The Company did not extract any ore in the three months ended March 31, 2015 and 2014, and accordingly did not accrue the cost of mining rights for the three months ended March 31, 2015 and 2014.

5. OTHER RECEIVABLES

Other receivables mainly consisted of short-term advances to third party companies or individuals, bore no interest and were payable upon demand.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2015 and December 31, 2014:

	2015	2014 (Audited)
Building	$21,146,955	$21,227,133
Production equipment	17,376,132	17,438,759
Transportation equipment	1,321,627	1,326,638
Office equipment	159,414	160,019
Total	40,004,128	40,152,549
Less: Accumulated depreciation	(8,436,657)	(7,688,727)
Net	$31,567,471	$32,463,822

Depreciation for the three months ended March 31, 2015 and 2014 was $777,146 and $602,417, respectively.

7. ADVANCE FROM RELATED PARTIES

At March 31, 2015 and December 31, 2014, China Jinxin owed its shareholders $11,723,975 and $ 11,497,548, respectively, for the purchase of equipment used in construction in progress and for working capital. The advance from shareholders will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of commencement of production at the Zhuolu Mine. China Jinxin had not commenced production as of March 31, 2015.

In addition, at March 31, 2015, China Huaxin owed three shareholders (also the Company’s management) $28.67 million used to construct its DRI facility. Of the $28.67 million, $7.85 million had an annual interest rate of 10% and a due date of 6 months from the start date of official production.  The remaining payable bore no interest, and is payable upon demand. China Huaxin also borrowed $0.71 million from a company owned by its major shareholder, which bore no interest and payable upon demand. At March 31, 2015, China Huaxin also owed one related party who is the brother of the Company’s major shareholder the amount of $81,404, this loan bore annual interest of 10% and is payable upon demand.

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

At March 31, 2015 and December 31, 2014, Real Fortune HK owed one shareholder $1.20 million for advances to meet operating needs. This advance bears no interest and is payable upon demand.

8. INTANGIBLE ASSETS, NET

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

Intangible assets consisted of the following at March 31, 2015 and December 31,2014:

	2015	2014 (Audited)
Land use rights	$3,999,943	$4,015,109
Less: Accumulated amortization	(404,883)	(379,525)
Net	$3,595,060	$3,635,584

Amortization of intangible assets for the three months ended March 31, 2015 and 2014 was $26,810 and $27,801, respectively. Annual amortization for the next five years from April 1, 2015, is expected to be: $107,166; $107,166; $107,166; $107,166 and $107,166.

9. CONSTRUCTION IN PROGRESS

Construction in progress is for the purchase and installation of equipment for future iron ore refining for China Jinxin.  Jinxin had total construction in progress of $10,229,615 and $10,143,999 at March 31, 2015 and December 31, 2014, respectively.

10. DEFERRED TAX LIABILITY

At March 31, 2015, deferred tax liability of $62,190 represented the differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of China Huaxin.  The non-current deferred tax liability is presented net of non-current deferred tax asset of $3,332, which arose from the difference between the tax and book amounts for accrued mine restoration costs.

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

11. ACCRUED LIABILITIES AND OTHER PAYABLES

CURRENT

Accrued liabilities and other payables consisted of the following at March 31, 2015 and December 31, 2014:

	2015	2014 (Audited)
Accrued payroll	$363,841	$344,826
Accrued mining rights (see note 4)	72,023	72,296
Accrued interest	3,261,305	3,008,685
Due to unrelated parties	7,830,362	7,628,477
Payable for social insurance	20,868	19,550
Payable for purchase of equipment and material	2,150,104	2,169,369
Payable for construction	613,183	735,420
Other payables	24,148	2,618
Total	$14,335,834	$13,981,241

As of March 31, 2015, due to unrelated parties of $7,830,362 represented short-term advance from unrelated companies or individuals for the Company’s construction and working capital needs, of which, $2,858,666 bore an annual interest rate of 10% and is due 6 months after the commencement of official production. The remaining amount of short-term advance bore no interest, and is payable upon demand.

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

The Company accrued certain mine restoration expenses based on the actual production volume during the period it extracted ore. As of March 31, 2015 and December 31, 2014, the long term accrued mine restoration cost was $13,327 and $13,377, respectively. There was no production during the three months ended March 31, 2015 and 2014.

12. SHORT TERM LOAN

At March 31, 2015 and December 31, 2014, Jinxin had short term bank loan of $211,651and $212,453, respectively.  This loan was entered in June 2013 for one year, and renewed on June 27, 2014 to June 26, 2015, with monthly rate of 0.9%. The loan was guaranteed by a fixed asset of China Jinxin.

13. PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012. During 2011, the Company paid $2.86 million (RMB 18.0 million). During 2012, the Company did not make any payment on this payable. On March 20, 2013, the Company amended the payment terms and agreed to pay the remaining balance of $902,098 (RMB 5,500,000) on December 31, 2014. Based on the amended agreement, if the Company pays in full by December 31, 2014, no interest will be charged. If the Company defaults, the Company agreed to pay interest starting on January 1, 2015 based on the current bank interest rate for the remaining balance at that time. As of March 31, 2015 and December 31, 2014, the Company has $895,445 and $898,840 of payable to contractors, respectively. Starting from January 1, 2015, the Company agreed to pay interest based on the current bank interest rate of 5.35% per annum for the outstanding balance at December 31, 2014.

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

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended march 31, 2015 and 2014:

	2015	2014
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.1%	9.0%
Valuation allowance on NOL	24.4%	14.1%
Tax per financial statements	(0.5)%	(10.9)%

 The income tax for the three months ended march 31, 2015 and 2014, consisted of the following:

	2015	2014
Income tax (benefit) expense - current	$-	$-
Income tax benefit - deferred	(7,388)	(102,127)
Total income tax benefit	$(7,388)	$(102,127)

16. MAJOR CUSTOMER AND VENDORS

There was $243,683 in sales from China Huaxin’s trial production in the three months ended March 31, 2015, and no sales in the three months ended March 31, 2014.

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

19. BUSINESS ACQUISITION AND UNAUDITED PRO FORMA INFORMATION

On January 24, 2014, the Company acquired all the outstanding capital stock representing 100% of the equity interest of China Huaxin for $1.64 million in cash and 5.1 million shares of Target’s common stock valued at $0.014 per share which was paid in full at the closing pursuant to a stock purchase agreement entered into with 5 shareholders of China Huaxin on January 17, 2014. Prior to the acquisition, of the 5 selling shareholders, one major shareholder with 80% ownership of China Huaxin, was also a shareholder of Target with 7.6% ownership of Target, and another shareholder with 10% of China Huaxin was the Chief Executive Officer (“CEO”) of Target.

As a result of the acquisition, China Huaxin became a wholly owned subsidiary of the Company. The purchase of China Huaxin was accounted for as a business combination under FASB ASC Topic 805, “Business Combinations”.

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

The following unaudited pro forma consolidated results of operations of Target and China Huaxin for the three months ended March 31, 2014, presents the operations of Target and China Huaxin as if the acquisition of China Huaxin occurred on January 1, 2014. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the Three Months Ended March 31, 2014
Net sales	$-

Net loss	$(1,068,893)

Basic weighted average shares outstanding	58,798,813
Diluted weighted average shares outstanding*	60,626,773

Basic net loss per share	$(0.02)
Diluted net loss per share	$(0.02)

* 1,827,960 weighted average shares issuable upon conversion of convertible debts were excluded in calculating weighted average diluted loss per share for the three months ended March 31, 2015 as the effect of their issuance is anti-dilutive.

Item 2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

We seek to profit by participating in various aspects of the Chinese steel making industry including the mining and processing of iron ore and other forms of iron, which can be used to produce iron concentrate, fines, pellets or sinter.  To date we have been engaged in iron ore processing and the production of iron ore concentrate in the People’s Republic of China (“PRC”) through our variable interest entity (‘VIE’), China Jinxin.  On January 17, 2014, we acquired a direct reduced iron (“DRI”) production facility in Haixing County, Hebei Province. China Jinxin is currently in the process of upgrading its facilities and adding the equipment necessary to produce DRI. To date, our only product has been iron ore concentrate produced at our original facility located at the Zhuolu Mine.

On June 30, 2014, we, then known as UHF Incorporated, a shell company incorporated under the laws of Delaware (“UHF”), completed a reverse acquisition transaction through a share exchange with Target Acquisitions I, Inc. (“Target”) and the its shareholders (the “Target Shareholders”) whereby we acquired 100% of the outstanding shares of common stock of Target in exchange for a total of 43,375,638 shares of our common stock and one share of our series A convertible preferred stock, convertible into an additional 17,839,800 shares common stock at such time as we amended our certificate of incorporation to increase the number of authorized shares of common stock or merge with and into another corporation which has sufficient shares of authorized but unissued shares of common stock for issuance upon conversion. The preferred stock was subsequently converted into shares of common stock upon the merger of UHF with and into its newly-formed wholly-owned Nevada subsidiary, Adamant DRI Processing and Minerals Group, the surviving corporation in the merger. As a result of the reverse acquisition, Target became our wholly-owned subsidiary and the Target Shareholders became our controlling stockholders.  For accounting purposes, the share exchange transaction with Target and the Target Stockholders was treated as a reverse acquisition, with Target as the acquirer and UHF as the acquired party.

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

On January 17, 2014, China Tongda acquired all of the outstanding shares of Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”). China Huaxin produces Direct Reduced Iron (DRI) at its DRI production facility (the “DRI Facility”) in Haixing County, Hebei Province, about 50 km from the nearest port, using advanced reduction rotary kiln technology with iron sand as the principal raw material.  China Huaxin imports iron sands from New Zealand, Australia, Indonesia and the Philippines. The total amount expended to construct the DRI Facility, inclusive of both hard and soft costs, was approximately 244,270,000 RMB or US $39 million.  The DRI Facility will commence its operations in the end of May, 2015. Unlike China Jinxin, which we control through the VIE agreements, China Huaxin is directly owned by China Tongda, our wholly owned subsidiary.

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

Through China Huaxin we own a direct reduced iron production facility, which was recently constructed at a cost of approximately $34 million.  This plant is currently in trial production and we expect commercial production to commence by the end of May 2015. China Huaxin produces DRI using advanced reduction rotary kiln technology with iron sand as the principal raw material.  China Huaxin imports iron sands from New Zealand, Australia, Indonesia and the Philippines. The Company’s DRI Facility is projected to produce DRI with an iron grade of over 92%.

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

Sales for the three months ended March 31, 2015 was $243,683, which was from China Huaxin’s trial production, and there was no production and sales for three months ended March 31, 2014.

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

Results of Operations

Comparison of the three months ended March 31, 2015 and 2014

						Dollar	Percentage
	2015	% of Sales		2014	% of Sales	Increase (Decrease)	Increase (Decrease)

Sales	243,683	100%		-	-%	243,683	-%
Cost of goods sold	490,826	201%		-	-%	490,826	-%
Gross Profit	(247,143)	101%		-	-%	247,143	-%
Operating expenses	$935,673	384%		$935,818	-%	$(145)	(0.02)%
Loss from operations	(1,182,816)	(485	) %	(935,818)	-%	246,998	26%
Other expense, net	(277,761)	(114	) %	(1,487)	-%	276,274	18,579%
Loss before income taxes	(1,460,577)	(599	) %	(937,305)	-%	523,272	56%
Income tax benefit	(7,388)	(3	) %	(102,127)	-%	(94,739)	(93	) %
Net loss	$(1,453,189)	(596	) %	$(835,178	-%	$618,011	74%

Sales

Our revenues are derived from the sale of DRI and iron ore concentrate. We commenced production of iron ore and coal mining in March 2010. However, we ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption. We installed power equipment to enable it to maintain a stable power supply to our production equipment and management believes the Energy Saving and Emission Reduction Plan is one-time event and disruptions to our access to energy will not have a material impact on our production in the future. We also ceased production since December 2011 to upgrade our production facilities and this upgrade is continuing. Further, due to a pricing dispute with HSG, our customer, we have not delivered concentrate produced in 2011 to date. We acquired a new subsidiary China Huaxin in January 2014, through China Huaxin we own a direct reduced iron production facility, which was recently constructed, and is currently in the trial production, and we expect to commence commercial production by the end of May 2015.  Sales for the three months ended March 31, 2015 were $243,683, which was all from China Huaxin’s trial production. We did not have any sales or production in the three months ended March 31, 2014.  The upgrade to our China Jinxin facilities and testing of the upgrade is still in process. We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output.

Cost of Goods Sold

Cost of goods ("COGS”) sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore, iron ore concentrate and DRI.

COGS were $490,826 for the three months ended March 31, 2015, which was for China Huaxin’s trial production.   COGS for the three months ended March 31, 2014 were $0 due to absence of sales and production.

Gross Loss

For three months ended March 31, 2015, due to small sales volume, low unit selling price resulting from the selling of semi-finished products, but high COGS during the trial production period, we incurred a gross loss of $247,143.  We did not have any sales and production for the three months ended March 31, 2014.

Operating Expenses

Operating expenses consists mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities expenses, and audit and legal expenses.

Operating expenses were $935,673 for the three months ended March 31, 2015, compared to $935,818 for the 2014 period, a slight decrease of $145 or 0.02%.

Other Expenses

Other expenses were $277,761 for the three months ended March 31, 2015, compared to $1,487 for the 2014 period.  The increase in other expense was mainly due to interest expense of $276,149 of China Huaxin.

Net Loss

As a result of the low sales volume and selling price, high COGS of China Huaxin and lack of sales and production of China Jinxin, the Company had a net loss of $1,453,189 for the three months ended March 31, 2015, compared to net loss of $835,178 for the three months ended March 31, 2014.

Liquidity and Capital Resources

The Company’s ability to generate cash from operations is dependent upon its ability to obtain iron ore and iron sands to process and to maintain the permits necessary to process such ore at its current facilities, neither of which is assured. If the Company cannot obtain iron ore and iron sands to process or is no longer able to process ore and sands, it would be dependent upon cash infusions from its current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain its facilities until it can resume operations. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and China Jinxin currently owes $11.72 million to the shareholder. In addition, China Huaxin borrowed $28.67 million from three of the Company’s shareholders (one is the same fund provider of China Jinxin who lent $20.08 million to China Huaxin, the other one is the Company’s CEO for $2.30 million, and the third one is the Company’s shareholder and senior officer for $6.28 million). Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

As of March 31, 2015, cash and equivalents were $338,302, compared to $269,250 as of December 31, 2014. The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2015 and 2014, respectively.

	2015	2014
Net cash used in operating activities	$(556,970)	$(918,550)

Net cash used in investing activities	(37,636)	(2,830,905)
Net cash provided by financing activities	$664,713	$4,250,897

 Net cash used in operating activities

Cash has historically been used in operations. Net cash used in operating activities was $0.56 million for the three months ended March 31, 2015, compared to net cash used in operating activities of $0.92 million in the same period of 2014. The decrease of cash outflow from operating activities for the three months ended March 31, 2015 was principally attributable to less payment made for accrued liabilities and other payables and less cash outflow from inventory resulting from decreased inventory in stock.

Net cash used in investing activities

Net cash used in investing activities was $37,636 for the three months ended March 31, 2015, compared to cash used in investing activities of $2.83 million for the same period of 2014. The decreased cash outflow during the three months ended March 31, 2015 was mainly due to the payment of $1.21 million for construction in progress, $0.16 million for purchase of equipment, and $1.50 million for acquisition of China Huaxin during the three months ended March 31, 2014; while we paid $0.12 million for construction in progress, but partially offset with $86,380 cash inflow from advance for constructions and equipment in the three months ended March 31, 2015.

Net cash provided by financing activities

Net cash provided by financing activities was $0.66 million for the three months ended March 31, 2015, compared to $4.25 million net cash provided by financing activities in the same period of 2014. The net cash provided by financing activities in the three months ended March 31, 2015 was from advances from related parties of $0.66 million for the Company’s working capital and construction needs.  The Company had $2.61 million cash inflow from advance from related parties, and proceeds from convertible debts of $1.64 million in the three months ended March 31, 2014.

At March 31, 2015, we had a working capital deficit of $52.77 million, an increase of $0.62 million from the deficit at December 31, 2014 of $52.15 million, which was mainly from increase of advance from related party.

As of March 31, 2015, China Jinxin borrowed $11.72 million from one of its shareholders for working capital and production facility construction needs. The loan of $11.72 million will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificate of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine. China Huaxin borrowed $28.67 million from three shareholders; of the $28.67 million, $7.85 million had an annual interest rate of 10% with due date on the anniversary of the 6th month from the date of official production.  The remaining payable bore no interest, and was payable upon demand.  In addition, China Huaxin borrowed $0.71 million from a company owned by its major shareholder, bore no interest and payable upon demand.

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

The following table summarizes our contractual obligations as of March 31, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$895,445	$895,445	$-	$-	$-
Loan payable to related party with 10% annual interest rate	7,847,351	7,847,351	-	-	-
Loan payable to unrelated party with 10% annual interest rate	2,858,666	2,858,666	-	-	-
Total	$11,601,462	$11,601,462	$-	$-	$-

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

Going Concern

We incurred a net loss of $1.45 million for the three months ended March 31, 2015. We also had a working capital deficit of $52.77 million as of March 31, 2015. In addition we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. The price of iron ore concentrate is still in decline. These conditions raise a substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are in the process of upgrading China Jinxin’s equipment. Once the upgrading project is completed, China Jinxin will be able to resume production. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and the Company currently owes $11.72 million to the shareholder. In addition, China Huaxin borrowed $28.67 million from three shareholders, and borrowed $0.71 million from a company owned by its major shareholder. Despite such commitments, there is no assurance that adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

Recent Accounting Pronouncements

In January 2014, FASB issued, Accounting Standards Update (“ASU”) 2014-05, Service Concession Arrangements (ASC Topic 853). The objective of this Update is to specify that an operating entity should not account for a service concession arrangement within the scope of this Update as a lease in accordance with FASB ASC Topic 840, Leases. Service concession arrangements may become more prevalent in the United States as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets certain conditions. The amendments in this Update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this Update to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU did not affect the Company’s financial statements.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in FASB ASC 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

At March 31, 2015, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at March 31, 2015, such disclosure controls and procedures were not effective.  This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

(b) Changes in Internal Control over Financial Reporting.

 As discussed above and in our Annual Report on Form 10-K for the year ended December 31, 2014filed on April 14, 2015 (the “2014 Form 10-K”), since the acquisition of Target Acquisitions I, Inc., we have taken steps to ensure that our financial statements, currently prepared under the supervision of our Chief Financial Officer in PRC GAAP, are in accordance with US GAAP, specifically our hiring of a US accounting firm to work with our PRC accounting personnel and management to convert our books and records to US GAAP and prepare our financial statements. There have been no further changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described under the heading “Risk Factors” in Item 1A. of our 2014 Form 10-K and “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 2 of Part I of this report and our consolidated financial statements and related notes included in Item 1 of Part I of this report. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

Except as otherwise disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 2 of Part I of this report and our consolidated financial statements and related notes included in Item 1 of Part I of this report, there have been no material changes in the risk factors previously disclosed in the 2014 Form 10-K.

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

ADAMANT DRI PROCESSING AND MINERALS GROUP

Dated: May 15, 2015	By:	/s/ Changkui Zhu
Changkui Zhu
Chief Executive Officer