Form 10-Q
period 2015-06-30
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2015-08-13
CIK 1171008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2015
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-49729

Adamant DRI Processing and Minerals Group
(Exact Name of Registrant as Specified in its Charter)

Nevada	61-1745150
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Chunshugou Luanzhuang Village, Zhuolu County, Zhangjiakou, Hebei Province, China	075600
(Address of principal executive offices)	(Zip code)

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

At August 6, 2015, we had 63,760,110 shares of common stock outstanding.

ADAMANT DRI PROCESSING AND MINERALS GROUP

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Item 1A. Risk Factors	34

Item 6. Exhibits	34

Signatures	35

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	JUNE 30, 2015	DECEMBER 31, 2014
ASSETS
CURRENT ASSETS
Cash & equivalents	$41,500	$269,250
Advance to suppliers	51,946	886,543
Value-added tax receivable	3,058,590	3,132,791
Other receivables	84,319	1,123,695
Inventory, net	2,381,101	2,246,243

Total current assets	5,617,456	7,658,522

NONCURRENT ASSETS
Advance to suppliers for construction and equipment	95,525	155,735
Property and equipment, net	31,484,693	32,463,822
Intangible assets, net	3,584,961	3,635,584
Construction in progress	10,268,627	10,143,999
Goodwill	6,545,533	6,539,757

Total noncurrent assets	51,979,339	52,938,897
TOTAL ASSETS	$57,596,795	$60,597,419
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,842,558	$2,737,368
Unearned revenue	278,069	-
Accrued liabilities and other payables	15,600,272	13,981,241
Income tax payable	135,223	135,103
Payable to contractors	899,634	898,840
Short term loan	212,641	212,453
Advance from related parties	40,101,907	41,847,612

Total current liabilities	60,070,304	59,812,617

NONCURRENT LIABILITIES
Accrued expense	13,389	13,377
Deferred tax liability	51,251	66,493

Total noncurrent liabilities	64,640	79,870

Total liabilities	60,134,944	59,892,487
STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock: $0.001 par value; 1,000,000 shares authorized, no share issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 63,760,110 shares at June 30, 2015 and December 31, 2014	63,760	63,760
Additional paid in capital	6,949,954	6,949,954
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	726,427	733,361
Accumulated deficit	(10,835,543)	(7,599,396)

Total stockholders' equity (deficit)	(2,538,149)	704,932
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$57,596,795	$60,597,419

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
SIX AND THREE MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

	Six Months Ended June 30		Three Months Ended June 30
	2015	2014	2015	2014

Net sales	$732,147	$-	$488,464	$-

Cost of goods sold	1,226,911	-	736,085	-
			-
Gross loss	(494,764)	-	(247,621)	-

Operating expenses
Trial production related expenses	885,001	755,257	524,283	755,257
General and administrative	1,302,201	2,713,293	727,246	1,777,475
Total operating expenses	2,187,202	3,468,550	1,251,529	2,532,732

Loss from operations	(2,681,966)	(3,468,550)	(1,499,150)	(2,532,732)

Non-operating income (expenses)
Interest income	436	44	144	-
Other expenses	(1,415)	(1,632)	(4)	-
Interest expense	(567,849)	(440,811)	(291,700)	(441,125)
Financial expense	(616)	(538)	(123)	(325)

Total non-operating expenses, net	(569,444)	(442,937)	(291,683)	(441,450)

Loss before income tax	(3,251,410)	(3,911,487)	(1,790,833)	(2,974,182)

Income tax benefit (expense)	(15,263)	(15,355)	(7,875)	86,772

Net loss	(3,236,147)	(3,896,132)	(1,782,958)	(3,060,954)

Other comprehensive income (loss)
Foreign currency translation loss	(6,934)	(60,135)	(3,626)	(130,654)
			-
Net comprehensive loss	(3,243,081)	(3,956,267)	(1,786,584)	(3,191,608)

Basic weighted average shares outstanding	63,760,110	58,631,085	63,760,110	61,243,401

Basic net loss per share	$(0.05)	$(0.07)	$(0.03)	$(0.05)

Diluted weighted average shares outstanding	63,760,110	59,540,016	63,760,110	61,243,401

Diluted net loss per share *	$(0.05)	$(0.07)	$(0.03)	$(0.05)

* 908,931 weighted average shares issuable upon conversion of convertible debts were excluded in calculating diluted loss per share for the six months ended June 30, 2014 due to the fact that issuance of the shares is anti-dilutive.

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,236,147)	$(3,896,132)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,613,768	1,442,140
Changes in deferred taxes	(15,263)	(15,355)
(Increase) decrease in assets and liabilities:
Other receivables	1,037,789	(2,559,020)
Advance to suppliers	462,261	-
Inventory	(132,545)	244,208
Accounts payable	102,514	(286,380)
Unearned revenue	277,379	-
Accrued liabilities and other payables	1,431,570	(13,909,413)
Taxes payable	76,777	(120,417)

Net cash provided by (used in) operating activities	1,618,103	(19,100,369)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(115,381)	(1,436,762)
Acquisition of China Huaxin, net of cash acquired	-	(1,504,507)
Acquisition of fixed assets	(39,466)	(185,585)
Advance to suppliers for construction and equipment	86,510	722,874

Net cash used in investing activities	(68,337)	(2,403,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	(1,777,189)	20,473,373
Proceeds from convertible debts	-	1,638,002

Net cash provided by (used in) financing activities	(1,777,189)	22,111,375

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(327)	(1,068)

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(227,750)	605,958

CASH & EQUIVALENTS, BEGINNING OF PERIOD	269,250	27,310

CASH & EQUIVALENTS, END OF PERIOD	$41,500	$633,268

Supplemental Cash Flow Data:
Income tax paid	$-	$-
Interest paid	$62,002	$-
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of convertible debts into common stock	$-	$1,638,002

ADAMANT DRI PROCESSING AND MINERALS GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

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

The Company operated in China through Zhuolu Jinxin Mining Co., Ltd. (“China Jinxin”), the Company’s variable interest entity which the Company controls through a series of agreements between China Jinxin and China Tongda and, as of January 24, 2014, owned Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”) through its wholly-owned subsidiary China Tongda.  The Group’s structure is as follows:

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

China Huaxin was established in August 2010 and is located in Haixing Qingxian Industrial Park, Cangzhou, Hebei Province PRC.  China Huaxin is engaged in producing and selling DRI.  Prior to 2015, China Huaxin has conducted no business activities other than construction of its DRI production facility.  Construction of the DRI Facility has been completed, and China Huaxin completed trial production and commenced commercial production in May 2015. However, as a result of recent environmental initiatives by national, provincial and local government authorities in China, starting from June 2015, China Huaxin is upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurity.

The consolidated interim financial information as of June 30, 2015 and for the six and three month periods ended June 30, 2015 and 2014 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) was not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2015, results of operations and cash flows for the six month periods ended June 30, 2015 and 2014, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

There has been no change in the VIE structure during the six and three months ended June 30, 2015, and none of the events listed in a-d above have occurred.

Going Concern

The Company incurred a net loss of $3.24 million for the six months ended June 30, 2015. The Company also had a working capital deficit of $54.45 million as of June 30, 2015. In addition, China Jinxin has refused to sell its iron ore concentrate to its sole customer because of the low price offered. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. China Jinxin is upgrading its facility and equipment, which when completed, will enable the Company to produce DRI. A shareholder of the Company has indicated that she will continue to fund China Jinxin, although there is no written agreement in place and Jinxin currently owes $11.65 million to this shareholder.  In addition, China Huaxin currently owes $27.31 million to three of the Company’s shareholders who are also the Company’s management (one is also the fund provider of China Jinxin who lent $18.62 million to China Huaxin) for constructing its DRI facility, and borrowed $0.72 million from a company owned by its major shareholder. China Huaxin completed the trial production and commenced the commercial production in May 2015. However, as a result of recent environmental initiatives by national, provincial and local government authorities in China, starting from June 2015, China Huaxin is upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On January 23, 2014, the Company completed the acquisition of China Huaxin.  Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess recorded to goodwill. The Company recognized $6.54 million goodwill from the acquisition (See Note 19).  At December 31, 2014, the Company reappraised the fair value of China Huaxin by using the replacement cost due to the fact China Huaxin will not start the official production until mid of 2015, and extended to November 2015 due to upgrading of DRI facilities.  As of June 30, 2015, the Company evaluated the impairment of goodwill and believes nothing has changed since December 31, 2014. The Company expects to commence commercial production with upgraded DRI facilities in November 2015. Accordingly, the Company concluded the goodwill of Huaxin was not impaired.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had no accounts receivable or bad debt allowances at June 30, 2015 and December 31, 2014.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2015 and December 31, 2014, there were no impairments of its long-lived assets.

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about their merits or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At June 30, 2015 and December 31, 2014, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of June 30, 2015 and December 31, 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the six and three months ended June 30, 2015 and 2014 consisted of net loss and foreign currency translation adjustments.

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

The following table presents a reconciliation of basic and diluted loss per share for the six and three months ended June 30, 2015 and 2014, the diluted loss per share is same as the basic loss per share due to anti-dilutive feature.

	Six months ended June 30,
	2015	2014

Net loss	$(3,236,147)	$(3,896,132)

Weighted average shares outstanding – basic	63,760,110	58,631,085
Effect of dilutive securities:
Convertible debts	-	908,931
Weighted average shares outstanding – diluted *	63,760,110	59,540,016

Loss per share – basic	$(0.05)	$(0.07)
Loss per share – diluted	$(0.05)	$(0.07)

908,931 shares issuable upon conversion of convertible debts were excluded in calculating weighted average diluted loss per share for the six months ended June 30, 2015 as the effect of their issuance is anti-dilutive.

	Three Months Ended June 30,
	2015	2014

Net loss	$(1,782,958)	$(3,060,954)

Weighted average shares outstanding – basic and diluted	63,760,110	61,243,401
Loss per share – basic and diluted	$(0.03)	$(0.05)

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

FASB ASC Topic 280 has no effect on the Company’s financial statements as substantially all of its operations are conducted in one industry segment – iron ore mining.  With the upgrading of DRI facilities for both China Jinxin and China Huaxin, the Company will be shifting its main product from iron ore to DRI when the upgrading is completed in the end of 2015.

New Accounting Pronouncements

In August 2014, the FASB issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate that this adoption will have a significant impact on the disclosures related to its consolidated financial position and results of operations.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis”, which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position and results of operations.

3. INVENTORY

Inventory consisted of the following at June 30, 2015 and December 31, 2014:
	2015	2014 (Audited)
Material	$2,538,631	$2,413,606
Finished goods	684,043	673,468
Less: inventory impairment	(841,573)	(840,831)
Total	$2,381,101	$2,246,243

4. MINING RIGHTS

The Company is currently negotiating with the Department of Land and Resources of Hebei Province and the local Zhuolu County government to obtain the rights to mine in Zhuolu County where its production facility is located. Pending the final contract, the Company accrued the cost of mining rights based on the quantity of ore extracted (see Note 11). The Company used $0.38 (RMB 2.4 per ton) based on a royalty rate prescribed by the local authority based on the purity of ore in the subject mines. If the rate per ton of ore changes when the contract is finalized, the Company will account for the change prospectively as a change in an accounting estimate. The Company did not extract any ore in the six and three months ended June 30, 2015 and 2014, and accordingly did not accrue the cost of mining rights for the six and three months ended June 30, 2015 and 2014.

5. OTHER RECEIVABLES

Other receivables mainly consisted of short-term advances to third party companies or individuals, bore no interest and were payable upon demand.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014 (Audited)
Building	$21,245,882	$21,227,133
Production equipment	17,970,548	17,438,759
Transportation equipment	1,327,810	1,326,638
Office equipment	199,725	160,019
Total	40,743,965	40,152,549
Less: Accumulated depreciation	(9,259,272)	(7,688,727)
Net	$31,484,693	$32,463,822

Depreciation for the six months ended June 30, 2015 and 2014 was $1,560,068 and $1,377,714, respectively.
Depreciation for the three months ended June 30, 2015 and 2014 was $778,279 and $775,297, respectively

7. ADVANCE FROM RELATED PARTIES

At June 30, 2015 and December 31, 2014, China Jinxin owed one of its shareholders $11,653,271 and $11,497,548, respectively, for the purchase of equipment used in construction in progress and for working capital. The advance from shareholders will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of commencement of production at the Zhuolu Mine. China Jinxin had not commenced production as of June 30, 2015.

In addition, at June 30, 2015, China Huaxin owed three shareholders (also the Company’s management) $27.31 million used to construct its DRI facility. Of the $27.31 million, $7.88 million had an annual interest rate of 10% and a due date of 6 months from the start date of official production.  The remaining payable bore no interest, and is payable upon demand. China Huaxin also borrowed $0.72 million from a company owned by its major shareholder, which bore no interest and payable upon demand. At June 30, 2015, China Huaxin also owed one related party who is the brother of the Company’s major shareholder the amount of $81,785, this loan bore annual interest of 10% and is payable upon demand.

At December 31, 2014, China Huaxin owed three shareholders (also the Company’s management) $28.44 million used to construct its DRI facility. Of the $28.44 million, $7.88 million had an annual interest rate of 10% and a due date of 6 months from the start date of official production.  The remaining payable bore no interest, and is payable upon demand. China Huaxin also borrowed $0.72 million from a company owned by its major shareholder, which bore no interest and payable upon demand. At December 31, 2014, China Huaxin also owed one related party who is the brother of the Company’s major shareholder the amount of $81,785, this loan bore annual interest of 10% and is payable upon demand.

At June 30, 2015 and December 31, 2014, Real Fortune HK owed one shareholder $1.20 million for advances to meet operating needs. This advance bears no interest and is payable upon demand.

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

Intangible assets consisted of the following at June 30, 2015 and December 31,2014:

	2015	2014 (Audited)
Land use rights	$4,018,655	$4,015,109
Less: Accumulated amortization	(433,694)	(379,525)
Net	$3,584,961	$3,635,584

Amortization of intangible assets for the six months ended June 30, 2015 and 2014 was $53,700 and $64,426, respectively. Amortization of intangible assets for the three months ended June 30, 2015 and 2014 was $26,890 and $36,625, respectively. Annual amortization for the next five years from April 1, 2015, is expected to be: $107,667; $107,667; $107,667; $107,667 and $107,667.

9. CONSTRUCTION IN PROGRESS

Construction in progress is for the purchase and installation of equipment for future iron ore refining for China Jinxin.  China Jinxin had total construction in progress of $10,268,627 and $10,143,999 at June 30, 2015 and December 31, 2014, respectively. China Jinxin completed most of the construction for iron ore refining; however, the management plans to further upgrade the facility for DRI production due to increased demand for DRI products in China. China Jinxin will produce DRI at its facility using iron ore processed at the facility.  China Jinxin’s DRI facility upgrade is expected to be completed in the end of 2015; the management expects additional $2.5 million for the upgrade.

In addition, as a result of recent environmental initiatives by government authorities in China, starting from June 2015, China Huaxin is upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurity. Total estimated cost for this upgrading would be RMB 10 million ($1.64 million). China Huaxin did not incur any construction cost yet at June 30, 2015.

10. DEFERRED TAX LIABILITY

At June 30, 2015, deferred tax liability of $54,598 represented the differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of China Huaxin.  The non-current deferred tax liability is presented net of non-current deferred tax asset of $3,347, which arose from the difference between the tax and book amounts for accrued mine restoration costs.

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

11. ACCRUED LIABILITIES AND OTHER PAYABLES

CURRENT

Accrued liabilities and other payables consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014 (Audited)
Accrued payroll	$381,091	$344,826
Accrued mining rights (see note 4)	72,360	72,296
Accrued interest	3,544,727	3,008,685
Due to unrelated parties	8,727,018	7,628,477
Payable for social insurance	23,761	19,550
Payable for purchase of equipment and material	2,093,917	2,169,369
Payable for construction	716,809	735,420
Other payables	40,589	2,618
Total	$15,600,272	$13,981,241

As of June 30, 2015, due to unrelated parties of $8,727,018 represented short-term advance from unrelated companies or individuals for the Company’s construction and working capital needs, of which, $2,872,039 bore an annual interest rate of 10% and is due 6 months after the commencement of China Huaxin’s official production. The remaining amount of short-term advance bore no interest, and is payable upon demand.

As of December 31, 2014, due to unrelated parties of $7,628,477 represented short-term advance from unrelated companies or individuals for the Company’s construction and working capital needs, of which, $2,869,505 bore an annual interest rate of 10% and is due 6 months after the commencement of China Huaxin’s official production. The remaining amount of short-term advance bore no interest, and is payable upon demand.

NONCURRENT

Under local environmental regulations, the Company is obligated at the end of the mine’s useful life to restore and rehabilitate the land that is used in its mining operations. The Company estimates it would cost $560,000 (RMB 3.5 million) to restore the entire mine after extracting all the economical ore for such efforts.

The Company accrued certain mine restoration expenses based on the actual production volume during the period it extracted ore. As of June 30, 2015 and December 31, 2014, the long term accrued mine restoration cost was $13,389 and $13,377, respectively. There was no production during the six months ended June 30, 2015 and 2014.

12. SHORT TERM LOAN

At June 30, 2015 and December 31, 2014, China Jinxin had short term bank loan of $212,641 and $212,453, respectively.  This loan was entered in June 2013 for one year, and renewed on June 27, 2014 to June 26, 2015, with monthly rate of 0.9%. This loan was reentered on June 30, 2015, for a one-year term to June 29, 2016, with monthly rate of 8.285%.  The loan was guaranteed by a fixed asset of China Jinxin.

13. PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012. During 2011, the Company paid $2.86 million (RMB 18.0 million). During 2012, the Company did not make any payment on this payable. On March 20, 2013, the Company amended the payment terms and agreed to pay the remaining balance of $902,098 (RMB 5,500,000) on December 31, 2014. Based on the amended agreement, if the Company pays in full by December 31, 2014, no interest will be charged. If the Company defaults, the Company agreed to pay interest starting on January 1, 2015 based on the current bank interest rate for the remaining balance at that time. As of June 30, 2015 and December 31, 2014, the Company has $899,634 and $898,840 of payable to contractors, respectively. Starting from January 1, 2015, the Company agreed to pay interest based on the current bank interest rate of 5.35% per annum for the outstanding balance at December 31, 2014.

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

The following table reconciles the statutory rates to the Company’s effective tax rate for the six months ended June 30, 2015 and 2014:

	2015	2014
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.1%	9.0%
Valuation allowance on NOL	24.4%	24.6%
Tax per financial statements	(0.5)%	(0.4)%

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended June 30, 2015 and 2014:

	2015	2014
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.1%	9.0%
Valuation allowance on NOL	24.5%	27.9%
Tax per financial statements	(0.4)%	2.9%

The income tax for the six months ended June 30, 2015 and 2014, consisted of the following:

	2015	2014
Income tax (benefit) expense - current	$-	$-
Income tax benefit - deferred	(15,263)	(15,355)
Total income tax benefit	$(15,263)	$(15,355)

The income tax for the six months ended June 30, 2015 and 2014, consisted of the following:

	2015	2014
Income tax (benefit) expense - current	$-	$-
Income tax (benefit) expense - deferred	(7,875)	86,772
Total income tax expense	$(7,875)	$86,772

16. MAJOR CUSTOMER AND VENDORS

There was $732,147 and $488,464 sales from China Huaxin’s in the six and there months ended June 30, 2015, respectively; and no sales for both China Jinxin and China Huaxin in the six and three months ended June 30, 2014. Starting from June 2015, China Huaxin ceased production for facility upgrade.

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

The following unaudited pro forma consolidated results of operations of Target and China Huaxin for the six and three months ended June 30, 2014, presents the operations of Target and China Huaxin as if the acquisition of China Huaxin occurred on January 1, 2014. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the six months ended June 30, 2014
Net sales	$-

Net loss	$(4,202,347)

Basic weighted average shares outstanding	60,027,860
Diluted weighted average shares outstanding	60,936,791

Basic net loss per share	$(0.07)
Diluted net loss per share	$(0.07)

* 908,931 weighted average shares issuable upon conversion of convertible debts were excluded in calculating diluted loss per share for the six months ended June 30, 2014 due to the fact that issuance of the shares is anti-dilutive.

For the three months ended June 30, 2014
Net sales	$-

Net loss	$(3,133,454)

Basic weighted average shares outstanding	61,243,401
Diluted weighted average shares outstanding	61,243,401

Basic net loss per share	$(0.05)
Diluted net loss per share	$(0.05)

Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

We seek to profit by participating in various aspects of the Chinese steel making industry including the mining and processing of iron ore and other forms of iron, which can be used to produce iron concentrate, fines, pellets or sinter.  To date we have been engaged in iron ore processing and the production of iron ore concentrate in the People’s Republic of China (“PRC”) through our variable interest entity (‘VIE’), China Jinxin.  China Jinxin is currently in the process of upgrading its facilities and adding the equipment necessary to produce DRI. On January 17, 2014, we acquired a direct reduced iron (“DRI”) production facility in Haixing County, Hebei Province.  China Huaxin completed trial production and commenced commercial production in May 2015. However, as a result of recent environmental initiatives by government authorities in China, starting from June 2015, China Huaxin is upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurity.

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

On January 17, 2014, China Tongda acquired all of the outstanding shares of Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”). China Huaxin produces Direct Reduced Iron (DRI) at its DRI production facility (the “DRI Facility”) in Haixing County, Hebei Province, about 50 km from the nearest port, using advanced reduction rotary kiln technology with iron sand as the principal raw material.  China Huaxin imports iron sands from New Zealand, Australia, Indonesia and the Philippines. The total amount expended to construct the DRI Facility, inclusive of both hard and soft costs, was approximately 244,270,000 RMB or US $39 million.  China Huaxin completed trial production and commenced commercial production in May 2015. However, due to environmental initiatives by government authorities in China, starting from June 2015, China Huaxin is upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. Unlike China Jinxin, which we control through the VIE agreements, China Huaxin is directly owned by China Tongda, our wholly owned subsidiary.

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

Through China Huaxin we own a direct reduced iron production facility, which was recently constructed at a cost of approximately $34 million. This plant’s currently ceased production for upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems due to recent environmental initiatives by national, provincial and local government authorities in China. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurity.

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

Sales for the six and three months ended June 30, 2015 was $732,147 and $488,464, respectively, which was from China Huaxin’s production, and there was no production and sales for six and three months ended June 30, 2014.

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

Results of Operations

Comparison of the six months ended June 30, 2015 and 2014

					Dollar	Percentage
	2015	% of Sales	2014	% of Sales	Increase (Decrease)	Increase (Decrease)
Sales	$732,147	-%	$-	-%	$732,147	-%
Cost of goods sold	1,226,911	168%	-	-%	1,226,911	-%
Gross loss	(494,764)	(68)%	-	-%	494,764	-%
Operating expenses	2,187,202	298%	3,468,550	-%	(1,281,348)	(37)%
Loss from operations	(2,681,966)	(366)%	(3,468,550)	-%	(786,584)	(23)%
Other expense, net	(569,444)	(78)%	(442,937)	-%	126,507	28%
Loss before income taxes	(3,251,410)	(444)%	(3,911,487)	-%	(660,077)	(17)%
Income tax benefit	(15,263)	(2)%	(15,355)	-%	(92)	-%
Net loss	$(3,236,147)	(442)%	$(3,896,132)	-%	$(659,985)	(17)%

Sales

Our revenues are derived from the sale of DRI and iron ore concentrate. We commenced production of iron ore and coal mining in March 2010. However, we ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption. We installed power equipment to enable it to maintain a stable power supply to our production equipment and management believes the Energy Saving and Emission Reduction Plan is one-time event and disruptions to our access to energy will not have a material impact on our production in the future. We also ceased production since December 2011 to upgrade our production facilities and this upgrade is continuing. Further, due to a pricing dispute with HSG, our customer, we have not delivered concentrate produced in 2011 to date. We acquired a new subsidiary China Huaxin in January 2014, through China Huaxin we own a direct reduced iron production facility, which was recently constructed, China Huaxin completed trial production and commenced commercial production in May 2015. However, as a result of recent environmental initiatives by government authorities in China, starting from June 2015, China Huaxin is upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurity.  Sales for the six months ended June 30, 2015 were $732,147, which was all from China Huaxin’s production. We did not have any sales or production in the six months ended June 30, 2014.  The upgrade to our China Jinxin DRI facilities and testing of the upgrade is still in process. We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output.

Cost of Goods Sold

Cost of goods ("COGS”) sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore, iron ore concentrate and DRI.

COGS were $1,226,911 for the six months ended June 30, 2015, which was for China Huaxin’s production.   COGS for the six months ended June 30, 2014 were $0 due to absence of sales and production.

Gross Loss

For the six months ended June 30, 2015, due to small sales volume, low unit selling price resulting from the selling of semi-finished products, but high COGS during the trial production period, we incurred a gross loss of $494,764.  We did not have any sales and production for the six months ended June 30, 2014.

Operating Expenses

Operating expenses consists mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities expenses, and audit and legal expenses.

Operating expenses were $2,187,202 for the six months ended June 30, 2015 including $885,001 trial production related expenses, compared to $3,468,550 including $755,257 trail production related expenses for the 2014 period, a decrease of $1,281,348 or 37% which was mainly to due to decreased deprecation expense in 2015 as result of certain large assets disposal in the end of 2014.

Other Expenses

Other expenses were $569,444 for the six months ended June 30, 2015, compared to $442,937 for the 2014 period.  The increase in other expense was mainly due to interest expense by $127,038 of China Huaxin.

Net Loss

As a result of the low sales volume and selling price, high COGS of China Huaxin and lack of sales and production of China Jinxin, the Company had a net loss of $3,236,147 for the six months ended June 30, 2015, compared to net loss of $3,896,132 for the six months ended June 30, 2014.

Comparison of the three months ended June 30, 2015 and 2014

					Dollar	Percentage
	2015	% of Sales	2014	% of Sales	Increase (Decrease)	Increase (Decrease)
Sales	$488,464	-%	$-	-%	$-	-%
Cost of goods sold	736,085	151%	-	-%		-%
Gross loss	(247,621)	(51)%	-	-%		-%
Operating expenses	1,251,529	256%	2,532,732	-%	(1,281,203)	(51)%
Loss from operations	(1,499,150)	(307)%	(2,532,732)	-%	(1,033,582)	(41)%
Other expense, net	(291,683)	(60)%	(441,450)	-%	(149,767)	(34)%
Loss before income taxes	(1,790,833)	(367)%	(2,974,182)	-%	(1,183,349)	(40)%
Income tax expense (benefit)	(7,875)	(2)%	86,772	-%	(94,647)	(109)%
Net loss	$(1,782,958)	(365)%	$(3,060,954)	-%	$(1,277,996)	(42)%

Sales

Our revenues are derived from the sale of iron ore concentrate. We commenced production in March 2010. However, we ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption. We installed power equipment to enable it to maintain a stable power supply to our production equipment and management believes the Energy Saving and Emission Reduction Plan is one-time event and disruptions to our access to energy will not have a material impact on our production in the future. We also ceased production since December 2011 to upgrade our production facilities and this upgrade is continuing. Further, due to a pricing dispute with HSG, our customer, we have not delivered concentrate produced in 2011. We acquired a new subsidiary China Huaxin in January 2014, through China Huaxin we own a direct reduced iron production facility, which was recently constructed, China Huaxin completed trial production and commenced commercial production in May 2015, but temporarily ceased production from June 2015 for upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. Sales for the three months ended June 30, 2015 were $488,464, which was all from China Huaxin’s production. We did not have any sales or production in the three months ended June 30, 2014.  The upgrade to our China Jinxin DRI facilities and testing of the upgrade is still in process. We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output.

Cost of Goods Sold

Cost of goods ("COGS") sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore, iron ore concentrate and DRI.

COGS were $736,085 for the three months ended June 30, 2015, which was for China Huaxin’s production.   COGS for the three months ended June 30, 2014 were $0 due to absence of sales and production.

Gross Loss

For the three months ended June 30, 2015, due to small sales volume, low unit selling price resulting from the selling of semi-finished products, but high COGS during the trial production period, we incurred a gross loss of $247,621.  We did not have any sales and production for the three months ended June 30, 2014.

Operating Expenses

Operating expenses consists mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities expenses, and audit and legal expenses.

Operating expenses were $1,251,529 for the three months ended June 30, 2015 including $524,283 trial production related expenses, compared to $2,532,732 including $755,257 trail production related expenses for the 2014 period, a decrease of $1,281,348 or 51% which was mainly to due to decreased deprecation expense in 2015 as result of certain large assets disposal in the end of 2014.

Other Expenses

Other expenses were $291,683 for the three months ended June 30, 2015, compared to $441,450 for the 2014 period.

Net Loss

As a result of the low sales volume and selling price, high COGS of China Huaxin and lack of sales and production of China Jinxin, the Company had a net loss of $1,782,958 for the three months ended June 30, 2015, compared to net loss of $3,060,954 for the three months ended June 30, 2014.

Liquidity and Capital Resources

The Company’s ability to generate cash from operations is dependent upon its ability to obtain iron ore and iron sands to process and to maintain the permits necessary to process such ore at its current facilities, neither of which is assured. If the Company cannot obtain iron ore and iron sands to process or is no longer able to process ore and sands, it would be dependent upon cash infusions from its current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain its facilities until it can resume operations. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and China Jinxin currently owes $11.65 million to the shareholder. In addition, China Huaxin borrowed $27.31 million from three of the Company’s shareholders (one is the same fund provider of China Jinxin who lent $18.62 million to China Huaxin, the other one is the Company’s CEO for $2.30 million, and the third one is the Company’s shareholder and senior officer for $6.28 million). Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

As of June 30, 2015, cash and equivalents were $41,500, compared to $269,250 as of December 31, 2014. The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2015 and 2014, respectively.

	2015	2014
Net cash provided by (used in) operating activities	$1,618,103	$(19,100,369)

Net cash used in investing activities	(68,337)	(2,403,980)
Net cash provided by (used in) financing activities	$(1,777,189)	$22,111,375

 Net cash provided by (used in) operating activities

Cash has historically been used in operations. Net cash provided by operating activities was $1.62 million for the six months ended June 30, 2015, compared to net cash used in operating activities of $19.10 million in the same period of 2014. The increase of cash inflow from operating activities for the six months ended June 30, 2015 was principally attributable to less payment made for accrued liabilities and other payables and increased payment of unearned revenue.

Net cash used in investing activities

Net cash used in investing activities was $68,337 for the six months ended June 30, 2015, compared to cash used in investing activities of $2.40 million for the same period of 2014. The decreased cash outflow during the six months ended June 30, 2015 was mainly due to the payment of $1.44 million for construction in progress, $0.18 million for purchase of equipment, and $1.50 million for acquisition of China Huaxin during the six months ended June 30, 2014; while we paid $0.12 million for construction in progress, $39,466 for purchase of equipment, but partially offset with $86,510 cash inflow from advance for constructions and equipment in the six months ended June 30, 2015.

Net cash provided by (used in) financing activities

Net cash used in financing activities was $1.78 million for the six months ended June 30, 2015, compared to $22.11 million net cash provided by financing activities in the same period of 2014. The net cash used in financing activities in the six months ended June 30, 2015 was repayment to related parties of $1.78 million.  The Company had $20.47 million cash inflow from advance from related parties, and proceeds from convertible debts of $1.64 million in the six months ended June 30, 2014.

At June 30, 2015, we had a working capital deficit of $54.45 million, an increase of $2.30 million from the deficit at December 31, 2014 of $52.15 million, which was mainly from increase of accrued liabilities and other payables.

As of June 30, 2015, China Jinxin borrowed $11.65 million from one of its shareholders for working capital and production facility construction needs. The loan of $11.65 million will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificate of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine. China Huaxin borrowed $27.31 million from three shareholders; of the $27.31 million, $7.88 million had an annual interest rate of 10% with due date on the anniversary of the 6th month from the date of official production.  The remaining payable bore no interest, and was payable upon demand.  In addition, China Huaxin borrowed $0.72 million from a company owned by its major shareholder, bore no interest and payable upon demand.

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

The following table summarizes our contractual obligations as of June 30, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$899,634	$899,634	$-	$-	$-
Loan payable to related party with 10% annual interest rate	7,884,062	7,884,062	-	-	-
Loan payable to unrelated party with 10% annual interest rate	2,872,039	2,872,039	-	-	-
Total	$11,655,735	$11,655,735	$-	$-	$-

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

FASB ASC Topic 280 has no effect on the Company’s financial statements as substantially all of its operations are conducted in one industry segment – iron ore refining. With the upgrading of DRI facilities for both China Jinxin and China Huaxin, the Company will be shifting its main product from iron ore to DRI when the upgrading is completed in the end of 2015.

Recent Accounting Pronouncements

In August 2014, the FASB issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate that this adoption will have a significant impact on the disclosures related to its consolidated financial position and results of operations.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis”, which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position and results of operations.

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

At June 30, 2015, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at June 30, 2015, such disclosure controls and procedures were not effective.  This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

(b) Changes in Internal Control over Financial Reporting.

 As discussed above and in our Annual Report on Form 10-K for the year ended December 31, 2014filed on April 14, 2015 (the “2014 Form 10-K”), since the acquisition of Target Acquisitions I, Inc., we have taken steps to ensure that our financial statements, currently prepared under the supervision of our Chief Financial Officer in PRC GAAP, are in accordance with US GAAP, specifically our hiring of a US accounting firm to work with our PRC accounting personnel and management to convert our books and records to US GAAP and prepare our financial statements. There have been no further changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

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

ADAMANT DRI PROCESSING AND MINERALS GROUP

Dated: August 13, 2015	By:	/s/ Changkui Zhu
Changkui Zhu
Chief Executive Officer