Form 10-K
period 2015-12-31
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2016-04-14
CIK 1171008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the number of outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 2,829,760 shares.  However, since there was no trading market for the common stock as of that date, it is impracticable to ascertain the aggregate market value of those shares as of that date.

As of March 20, 2016, we had 63,760,110 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

ADAMANT DRI PROCESSING AND MINERALS GROUP

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking statements include, among other things, statements relating to:

●            our ability to produce concentrated iron powder at a profitable margin;
●	the uncertainty of acquiring mining rights in the areas around our production facilities;
●	the impact that a downturn or negative changes in the steel market may have on sales;
●	our ability to obtain additional capital to fund our expansion;
●	economic, political, regulatory, legal and foreign exchange risks associated with our operations; and
●	the loss of key members of our senior management.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

the “Company,” “we,” “us,” and “our” refer to the combined business of (i) Adamant DRI Processing and Minerals Group, a Nevada corporation and formerly a wholly-owned subsidiary of UHF Incorporated into which UHF merged on August 29, 2014, (ii) Target Acquisitions I, Inc., or “Target Acquisitions,” a Delaware corporation, which became a wholly owned subsidiary of UHF Incorporated, the registrant, or  “UHF” pursuant to a share exchange agreement completed in June 2014 and which was subsequently merged into UHF in July 2014, (iii) China Real Fortune Mining Limited, or “Real Fortune BVI,” a BVI  limited company, (iv) Real Fortune Holdings Limited, or “Real Fortune HK,” a Hong Kong limited company and wholly-owned subsidiary of Real Fortune BVI,  (v) Zhangjiakou TongDa Mining Technologies Service Co., Ltd., or “China Tongda,” a Chinese limited company and wholly-owned subsidiary of Real Fortune HK, (vi) Zhuolu Jinxin Mining Co., Ltd., or “China Jinxin,” a Chinese limited company which is effectively and substantially controlled by China Tongda through a series of agreements, and (vii) Haixing Huaxin Mining Industry Co., Ltd. or  “China Huaxin”, a Chinese limited liability company and wholly-owned subsidiary of China Tongda, as the case may be;

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

We have effective control of the management and operations of Zhuolu Jinxin Mining Co., Ltd., a Chinese limited company (“China Jinxin”), through a series of agreements among China Tongda, China Jinxin and its shareholders, referred to as “VIE Agreements.” China Jinxin owns an iron ore processing and high grade iron ore concentrate producing facility with a production line located in Zhuolu County, Zhangjiakou City, Hebei Province, China. The production line has an annual capacity of approximately 300,000 tons.  Under the VIE Agreements, China Tongda is entitled to receive the pre-tax profits of China Jinxin.   For a more detailed description of the VIE Agreements, see “Item 13. Certain Relationships And Related Transactions, And Director Independence – Transactions with Related Persons –VIE Agreements.”

On January 17, 2014, China Tongda acquired all of the outstanding shares of Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”). China Huaxin intends to produce Direct Reduced Iron (DRI) at its DRI production facility (the “DRI Facility”) in Haixing County, Hebei Province, about 50 km from the nearest port, using advanced reduction rotary kiln technology with iron sand as the principal raw material.  China Huaxin intends to imports iron sands from New Zealand, Australia, Indonesia and the Philippines. The total amount expended to construct the DRI Facility, inclusive of both hard and soft costs, was approximately 244,270,000 RMB  or US $39 million.  We expect the DRI Facility will commence full scale operations in the second half of 2016. Unlike China Jinxin, which we control through the VIE agreements, China Huaxin is directly owned by China Tongda, our wholly owned subsidiary. China Huaxin was established in August 2010 and is located in Haixing Qingxian Industrial Park, Cangzhou, Hebei Province PRC.

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

         To date, we have constructed two facilities.  Our first facility is an iron ore processing facility in Zhuolu County, Zhangjiakou City, Hebei Province, China.  For a variety of reasons described below, this facility has not been able to operate continuously and we have upgraded this facility to improve the grade of iron concentrate it will produce and to add the capacity to produce Direct Reduced Iron (DRI).

         Our second facility is a DRI production facility in Haixing County, Hebei Province.

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

China Huaxin completed trial production and anticipated commencing commercial production in May 2015. However, due to environmental initiatives by government authorities in China, starting in June 2015, China Huaxin commenced upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurity. China Huaxin is in the final stages of this upgrade and expects to commence commercial production with upgraded DRI facilities in the second half of 2016.

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

Iron Ore (ZhuoluJinxin Mining Co., Ltd.)

China Jinxin is engaged in iron ore processing and the production of iron ore concentrate. China Jinxin has an iron ore concentrate production line with an annual capacity of 300,000 tons and associated plant and office buildings located in Zhuolu County, Zhangjiakou City, Hebei Province, China. Construction of the production facilities commenced in May 2007 and was completed in February 2010.  In December 2011, the Company halted production due to its inability to agree upon the price of its product with its principal customer and to implement certain design changes to upgrade the production lines at the facility to improve iron ore refinement and increase the iron ore concentration rate and, subsequently, add the ability to produce DRI. The construction for China Jinxin’s DRI facility upgrade was mostly complete as of the date of this report date and we are currently testing and adjusting the equipment prior to commencing production. The Company expects it will have the ability to resume commercial production in the second half of 2016.

Temporary manufacturing licenses for the production facilities were obtained from Zhangjiakou City on March 22, 2009, March 23, 2010, January 1, December 30, 2011 and December 27, 2014, respectively.   The Company is currently in the process of applying for the new license; however, it is not able to give the expected date for the license approval.

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

Although we believe there are no justifiable grounds for the PRC government to terminate or amend the VIE Agreements, the PRC government has taken actions to assert control over businesses regardless of whether or not there was clear authority or precedent for it to do so.  Further, on August 25, 2011, MOFCOM issued Announcement No. 53 “Measures on the Security Review System of Foreign Investors Merging and Acquiring Domestic Enterprises” which came into effect on September 1, 2011, and to implement Circular 6, the “Notice on Establishing a Security Review System for Acquisition of Domestic Enterprises by Foreign Investors.”  Circular 6 gives the PRC Government authority to determine what transactions affect national security interests and to change the terms of a transaction or cancel it to mitigate national security risks.  Announcement No. 53 makes it clear that use of a VIE structure does not exempt a transaction from review pursuant to Circular 6. The list of industries which may be deemed to implicate national security interests is broad and may be increased by the PRC authorities.  The grant of such broad authority and the absence of relevant guidelines and precedent creates the risk that the PRC authorities, for reasons not known to us, could determine that the VIE Agreements need to be canceled or amended.

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

Our Iron Ore Production Facilities

China Jinxin

China Jinxin has an iron ore concentrate production line with an annual capacity of 300,000 tons and associated plant and office buildings (hereinafter collectively referred to as "production facilities") in Zhangjiakou, Hebei Province (coordinates of N 40°16’-40°17’, E 115°16’~117°17’). The production facilities include a crushing line, a magnetic separation facility, a tailing disposal line and electric transformers.  China Jinxin started building these facilities in May 2007 and started production in March 2010.  During the six months of 2010 during which our plant was in operation and the seven months of 2011 during which we processed iron ore, we processed 397,860 tons and 326,293 tons, respectively, of crude iron ore from which we recovered 110,569 tons and 70,440 tons, respectively, of iron ore concentrate. In December 2011, the Company halted production due to a pricing dispute with its principal customer and to implement certain design changes to upgrade the production lines at the facility to improve iron ore refinement and increase the iron ore concentration rate and later to add the capacity to produce DRI. As of the date of this report, this upgrade was nearly complete and we expect to commence production at this facility in the second half of 2016.  China Jinxin’s production facilities were constructed on the surface of a portion of the Zhuolu Mine. The Zhuolu Mine is currently state-owned.  The local Zhuolu county government is in the process of registering the Zhuolu Mine with the State Department of Land and Resources of Hebei Province and once such process is completed, the rights to explore the mine will be granted by the Province to the Zhuolu County government and then it will be in a position to grant mining rights to a mining and exploration company through public bidding.

The production facilities were granted a Record-keeping Certificate of Fixed Assets Investment by the development and reform commission of the county-level government in July 2007. The evaluation report of the environmental effects of the project was approved by the city-level environmental protection authorities in July 2007. In connection with the development of these facilities China Jinxin acquired the necessary water permit which was originally valid through December 2011 and which was extended until April 13, 2016.  The Company is currently applying for the new water permit.

China Jinxin successively obtained temporary manufacturing licenses for metallurgical mineral production from Zhangjiakou City on March 22, 2009, March 23, 2010, January 1, December 30, 2011 and December 27, 2014, respectively.   The Company is currently in the process of applying for the new license; however,it  is not able to give the expected date for the license approval.  The licenses permit China Jinxin to produce only metallic iron and no other metals. The right to grant manufacturing licenses is held by Zhangjiakou City and if the Company receives the mining rights on Zhuolu Mine, it intends to apply for a permanent manufacturing license, which, if granted, will have a term of three years.

China Jinxin’s production facility includes a crushing line which can process up to 8,000 tons of crude iron ore per day. It has 45 crushing machines, six ball mills, three belt conveyors.  The facility also includes 24 magnetic separation machines and 16 mechanical flotation machines. The magnetic separators can process up to 8,000 tons of crude iron ore per day. Ore is generally run through the magnetic separators three times before it moves to the next stage of processing.

The facility’s tailing disposal line can process up to 5,000 cubic meters of water per day.  In addition, there is an impounding reservoir on the mine which has a capacity of 50 million cubic meter of water for use in processing iron ore.
.
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

DRI Production Process

A DRI kiln is a cylindrical vessel, inclined slightly to the horizontal, which is rotated slowly around its axis. The material to be processed is fed into the upper end of the cylinder. As the kiln rotates, the materials gradually move down towards the lower end, and may undergo a certain amount of stirring and mixing. Hot gases pass along the kiln sometimes in the same direction as the process material (co-current), but usually in the opposite direction (counter-current). The hot gases may be generated in an external furnace, or may be generated by a flame inside the kiln. Such a flame is projected from a burner-pipe (or 'firing pipe') which acts like a large burner. The fuel may be gas, oil or pulverized coal.

As illustrated below, the production process consists of the following steps:

1)	Blending iron sand and reducing agent together,

2)	Placing the mixed raw material into ball press machinery,

3)	Transferring the globular raw material to rotary kiln for high-temperature drying,

4)	Transferring the dry material to secondary rotary kiln and reaction with carbon oxide generated from coal-gas furnaces to produce low grade directly reduced iron (DRI),

5)	Cooling the DRI and subjecting it to crushing, milling and beneficiation (CMB) circuit to get high grade DRI; and

6)	Press blocking the DRI to get the finished product.

Our Products

To date we have produced iron ore concentrate from iron ore extracted from the state-owned Zhuolu Mine. The concentrate we produced has had a number of commercially attractive characteristics, including high iron content and relatively low levels of impurities, such as sulphur, phosphorus, silicon and titanium, the presence of which is generally undesirable for steel production. As a result, we have been able to efficiently produce high quality iron ore concentrate through simple, low-cost magnetic processing methods. Our iron concentrate has been graded at 66%, sufficient for the production of crude steel which generally requires concentrated iron graded at 63.5%~66%.

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

Raw Material- Iron Sand

Iron sand is a type of sand with heavy concentrations of iron. It is typically dark grey or blackish in color. It comprises mainly magnetite, Fe3O4, and also contains small amounts of titanium, silica, manganese, calcium and vanadium. New Zealand, Australia, Indonesia and the Philippines have significant quantities of iron sand.

Huaxin plans to import iron sand from New Zealand and Australia. The management is negotiating with two companies in terms of price, quantity, grade and contract terms. As the designed production capacity releases, Huaxin will also consider importing from other regions to satisfy expansion requirements.

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

We obtain gas and diesel fuel from local gas stations and incurred costs of $0 for 2015 and 2014 due to no production.   We did not have any specific major suppliers for 2015 and 2014 due to no material production activities.

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

Mining Rights

Iron ore mining enterprises in China must obtain a mining permit and a production safety permit for each mine prior to conducting mining operations.  In connection with the construction of our facilities at the Zhuolu Mine we were granted the right to process ore displaced during the course of construction.  However, the ore from the Zhuolu Mine we have mined and processed since August 2011, exceeds what we were permitted to mine, and we have not been granted mining rights by the Department of Land and Resources of Hebei or by any other mining authority We have, however, obtained a temporary manufacturing license for metallurgical mineral production, which enables us to process iron ore.  Pursuant to the Mineral Resources Law, any entity which mines without a mining permit shall be ordered to cease mining and compensate for the losses caused; any mineral products and unlawful proceeds it realized shall be confiscated; and it also should receive fines of up to 50% of its unlawful proceeds. If we were sanctioned in accordance with these rules, all of the net income from our mining activities will be confiscated, and we will be subject to fines of up to 50% of the total net income. In such event, our results of operation and financial condition would be materially and adversely affected. So far, we have not received any penalty notice from any relevant authorities.

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

Research and Development

We had no research and development expenses in 2014 or 2015. We currently have no plans for any research and development activities and do not anticipate any material research and development costs.

Our Growth Strategy

Chinese demand for iron or steel products has increased rapidly in recent years until the slowdown which began in 2008.  We believe demand for high quality iron ore concentrate will resume growing domestically and globally, thus affording us an opportunity to grow and expand our business operations. We intend to seek to grow our business through the acquisition of mines and other production facilities, in particular, by acquiring the right to mine in the areas surrounding our current production facilities.

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

China Jinxin received a License for Water Drawing from the local water bureau with yearly water drawing of 20,000 cubic meters of water on December 7, 2006.  In April 2011, China Jinxin renewed the License and the current water license expires on April 13, 2016, with yearly water drawing of 15,000 cubic meters of water per annum.  The Company is currently applying for the new water license.

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

In March 2009 China Jinxin received its first temporary production license pursuant to which it began production in March 2010.  Because China Jinxin has not been granted a mining license, as opposed to a production license, it is not required to obtain the production safety licenses described above.  If China Jinxin was to obtain mining rights, it would apply for the required production safety licenses. Currently, China Jinxin is recruiting mining managers with experience in obtaining the required safety certificates.

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

World Steel Production Capacity

Countries and Regions (kiloton)	Production Capacity
	Feb, 2015	2014	2013
Canada	1 250	1550	1250
Mexico	6 100	5940	6100
Trinidad and Tobago	3 290	1633	3290
Argentina	1466	1665	1466
Peru	93	91	93
Venezuela	2584	1415	2584
Egypt	3432	2882	3432
Libya	956	1302	956
South Africa	1444	990	1444
Iran	14458	14551	14458
Qatar	2386	2515	2386
Saudi Arabia	6070	5508	6070
UAE	3075	2409	3075
India	16893	18067	16893
Total	63495	60519	63495

Sources: World Steel Association

Kobe Steel’s US subsidiary Midrex predicted that in the next 12-17 years global DRI output will more than double, due to natural gas supply growth and limits placed on carbon emissions. Midrex also predicted that in the next few years the global DRI production will increase annually by 5-6 million tons, but with the new DRI/HBI production techniques, from 2025 to 2030, global DRI output will accelerate and grow by up to 200 million tons.

According to the latest statistics released by Midrex, global DRI production in 2013 was 75,220,000 tons, an  increase of 2.8% over the prior year. However, our Chinese DRI production has yet to reach 600 thousand tons per annum and represents less than 1% of the world’s production.  Of the DRI produced in China about 40% does not meet the country’s standard quality requirements.

Employees

We currently have 59 full-time employees at China Jinxin, the majority of which work at our production facilities.  The employees of China Jinxin are distributed among the following categories:

Department	Employee #
Administrative	27
Finance	7
Quality Control	0
Production	25
Exploration	0
Total	59

China Huaxin has 72 full-time employees distributed among the following departments:

Department	Employee#
Management	9
Production	13
Gas Station	0
Administrative	26
Electrical Engineer	7
Quality Control	6
Finance	4
Maintenance	2
Logistics	5
Total	72

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

We incurred a net loss of $9.16 million for the year ended December 31, 2015. We also had a working capital deficit of $52.69 million as of December 31, 2015. In addition we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. The price of iron ore concentrate is still in decline. These conditions raise a substantial doubt as to whether we can continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and the Company currently owes $10.40 million to the shareholder. In addition, China Huaxin borrowed $25.06 million from three shareholders. Despite such commitments, there is no assurance that adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

We derive substantially all of our revenue from the sale of DRI. Growth in demand for iron ore concentrate and DRI is fueled largely by the growth of the PRC iron and steel industries. Demand for our iron ore concentrate and DRI is, in particular, heavily dependent on the production levels of major steel producers in Liaoning Province and Hebei Province in the PRC and their demand for our products.

Since 2008, China has been experiencing a slowdown in growth, which led to a reduction in economic activity. As a result, the demand for, and market prices of, iron ore concentrate in China also declined significantly. Any prolonged slowdown of the PRC economy in the future could have a material adverse effect on our business, financial condition and results of operations.

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

China Tongda manages China Jinxin pursuant to the rights its holds under the VIE Agreements.  Almost all economic benefits and risks arising from China Jinxin’s operations are transferred to China Tongda under these agreements.

There are risks involved with the operation of a business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable.  If the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

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

Changkui Zhu is our chief executive officer.  Mr. Zhu also is an officer of China Jinxin.  There could be conflicts that arise from time to time between our interests and the interests of Mr. Zhu. There could also be conflicts that arise between us and China Jinxin that would require our shareholders and China Jinxin’s shareholders to vote on corporate actions necessary to resolve the conflict. There can be no assurance in any such circumstances that  significant shareholders of our company who are also significant shareholders of China Jinxin will vote their shares in our best interest or otherwise act in the best interests of our company.  If Mr. Zhu or those shareholders fail to act in our best interests, our operating performance and future growth could be adversely affected.

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

Our Articles of Incorporation authorizes our Board to issue up to 1,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the BOD without further action by stockholders. These terms may include preferences as to dividends and liquidation, voting rights, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our BOD to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

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

China Jinxin has constructed five houses at its production facilities. The houses are used as residences by some of our employees, which work at the facilities and as offices and guest facilities.   Pursuant to the certificates of ownership, the total area of the houses is 9,755 square meters. The valid period of the corresponding land use right as to 9,646 square meters terminated on August 30, 2009, and the balance terminated on March 6, 2015. We have filed applications to renew such land use rights and are still waiting for the approval from the local government as of this report date.   Although the valid period of the corresponding land rights has terminated, we have continued to use the houses without interruption and anticipate that such use will not be interrupted so long as we hold a temporary or permanent license to use our production facilities.  Because the use of the houses is not relevant to the production of iron ore concentrate, the loss of the use of our houses would not have a material adverse impact on our operations.

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

Market Information

Our common stock is quoted on the OTCQB under the symbol "ADMG” since September 4, 2014, and prior thereto under the symbol “UHFI.". Although our common stock is quoted on the OTCQB, trading in our shares of common stock has been and continues to be limited and sporadic since prior to June 30, 2014, we were a shell company.

Record Holders

On March 20, 2016, we had approximately 245 holders of record of our common stock.

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

Sales of Unregistered Securities

Except as previously reported in our Form 10-Qs and Form 8-Ks filed during, or with respect to events occurring during 2015, we did not issue or sell any unregistered securities during 2015.

Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our stockholders during the fourth quarter of the fiscal year ended December 31, 2015.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2015.

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

Overview

We seek to profit by participating in various aspects of the Chinese steel making industry including the mining and processing of iron ore and other forms of iron, which can be used to produce iron concentrate, fines, pellets or sinter.  To date we have been engaged in iron ore processing and the production of iron ore concentrate in the People’s Republic of China (“PRC”) through our variable interest entity (‘VIE’), China Jinxin and through the production of DRI by our subsidiary, China Huaxin.

China Jinxin is currently in the process of upgrading its Zhuolu facilities and adding the equipment necessary to produce DRI.

On January 17, 2014, we acquired a direct reduced iron (“DRI”) production facility in Haixing County, Hebei Province.  We completed trial production at this facility and expected to commence commercial production in May 2015. However, as a result of recent environmental initiatives by government authorities in China, starting in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurity.

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

We have effective control of the management and operations of China Jinxin, an iron ore processing and high grade iron ore concentrate producer with a production line located in Zhuolu County, Zhangjiakou City, Hebei Province, China, through a series of agreements among China Tongda, China Jinxin and its shareholders, referred to as “VIE agreements.” China Jinxin has an annual capacity of approximately 300,000 tons.  Under the VIE agreements, China Tongda is entitled to receive the pre-tax profits of China Jinxin.

On January 17, 2014, China Tongda acquired all of the outstanding shares of China Huaxin. China Huaxin produces Direct Reduced Iron (DRI) at its DRI production facility (the “DRI Facility”) in Haixing County, Hebei Province, about 50 km from the nearest port, using advanced reduction rotary kiln technology with iron sand as the principal raw material. China Huaxin imports iron sands from New Zealand, Australia, Indonesia and the Philippines. The total amount expended to construct the DRI Facility, inclusive of both hard and soft costs, was approximately 244,270,000 RMB or US $39 million.  China Huaxin completed trial production in May 2015. However, due to environmental initiatives by government authorities in China, starting in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. Unlike China Jinxin, which we control through the VIE agreements, China Huaxin is directly owned by China Tongda, our wholly owned subsidiary.

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

Our ability to profit from our facility in Zhuolu is dependent upon our ability to extract and process iron ore from the Zhuolu Mine and sell the output for a price that enables us to profit. To date, all of our sales from this facility have been made to a single customer. We entered into a ten-year contract with this customer, which expires in January 2019. Pursuant to this agreement, we agreed to sell the customer, HSG all of the output from our Zhuolu facility, which it agreed to purchase. The price paid to us by HSG is to be determined by HSG in light of the quality of our product and market prices and is to be such that it results in a proper margin to us. Thus, our ability to profit from our current production facility over the next six years will be determined by the prices we receive from HSG. We cannot guarantee that HSG will not offer a price below what it pays to the Company’s competitors. The lower price will reduce our profit margin. However, if we are not satisfied with the price set by HSG, we can attempt to renegotiate the price. In an effort to obtain a higher price from HSG, we have yet to deliver iron ore concentrate we produced in the fourth quarter of 2011. We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output.

The volume of the iron ore concentrate we sell from the Zhuolu facility is determined, in part, by the quality of the crude iron ore we process and the rate at which we process such crude ore. Inasmuch as the price we sell our concentrate to HSG should result in a gross profit, our ability to operate profitably will be determined by the volume of iron ore concentrate we produce and our operating expenses. Our facilities began processing crude iron ore in March 2010 and were idle for approximately six months because of the government shutdown of our electricity and have been idle since December 2011 because of our decision to upgrade our production lines. Thus, to date, our Zhuolu facilities have not operated at maximum capacity for a full year on an uninterrupted basis.

Our current Zhuolu production plant can process up to 800,000 tons of iron ore every year from which we can derive approximately 300,000 tons of iron ore concentrate. However, in December 2011 we halted production to upgrade the production lines to improve their iron ore refinement and iron ore concentration rates, as well as install the equipment necessary to produce DRI.

Sales for the year ended December 31, 2015 was $720,439, which was from China Huaxin’s trial production, and there was no production and sales for the year ended December 31, 2014.

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

Results of Operations

Comparison of years ended December 31, 2015 and 2014

					Dollar	Percentage
	2015	% of Sales	2014	% of Sales	Increase (Decrease)	Increase (Decrease)
Sales	$720,439	-%	$-	-%	$720,439	-%
Cost of goods sold	1,207,032	168%	-	-%	1,207,032	-%
Gross loss	(486,593)	(68)%	-	-%	486,593	-%
Operating expenses	6,723,529	933%	6,617,755	-%	105,774	2%
Loss from operations	(7,210,122)	(1,001)%	(6,617,755)	-%	(592,367)	9%
Other expense, net	(1,981,836)	(275)%	(1,048,555)	-%	(933,281)	89%
Loss before income taxes	(9,191,958)	(1,276)%	(7,666,310)	-%	(1,525,648)	20%
Income tax benefit	28,942	(4)%	27,927	-%	(1,015)	4%
Net loss	$(9,163,016)	(1,272)%	$(7,638,383)	-%	$(1,524,633)	20%

Sales

Our revenues have been derived from the sale of DRI and iron ore concentrate. We commenced production of iron ore at our Zhuolu facility in March 2010. However, we ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption. We installed power equipment to enable us to maintain a stable power supply to our production equipment and management believes the Energy Saving and Emission Reduction Plan is one-time event and disruptions to our access to energy will not have a material impact on our production in the future. We also ceased production in December 2011 due to a pricing dispute with our major customer and to upgrade our production facilities We acquired a new subsidiary, China Huaxin, in January 2014, through which we own a direct reduced iron production facility, which was recently constructed, China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of recent environmental initiatives by government authorities in China, starting in June 2015, China Huaxin has been upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurity.  Sales for the year ended December 31, 2015 were $720,439, which was all from China Huaxin’s production. We did not have any sales or production in the year ended December 31, 2014.  Construction for China Jinxin’s DRI facility upgrade was complete as of the date of this report and we are currently in the final stages of testing and adjusting this equipment.  We expect to commence trial production with upgraded DRI facilities of Huaxin in the second half of 2016.

Cost of Goods Sold

Cost of goods ("COGS”) sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore, iron ore concentrate and DRI.

COGS were $1,207,032 for the year ended December 31, 2015, which was for China Huaxin’s production. COGS for the year ended December 31, 2014 were $0 due to the absence of sales and production.

Gross Loss

For the year ended December 31, 2015, due to our low sales volume and high COGS during the trial production period, we incurred a gross loss of $486,593.  We did not have any sales for the year ended December 31, 2014.

Operating Expenses

Operating expenses consists mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities expenses, and audit and legal expenses.

Operating expenses were $6,723,529 for the year ended December 31, 2015 including $1,800,723 trial production related expenses, compared to $6,617,555 for the 2014 period, an increase of $105,774 or 2% which was mainly to due to increased fix assets impairment provision of $1.19 million in 2015, but partially offset by decreased salary, audit expense and maintenance expense.

Other Expenses

Other expenses were $1,981,836 for the year ended December 31, 2015, compared to $1,048,555 for the 2014 period.  The increase in other expenses was mainly due to loss on disposal of fixed assets of $835,928 by China Jinxin in 2015.

Net Loss

As a result of our low sales volume and  high COGS, an increase in loss on disposal of fixed assets and a fixed asset impairment provision, we had a net loss of $9,163,016 for the year ended December 31, 2015, compared to net loss of $7,638,383 for the year ended December 31, 2014.

Liquidity and Capital Resources

The Company’s ability to generate cash from operations is dependent upon its ability to obtain iron ore and iron sands to process and to maintain the permits necessary to process such ore at its current facilities, neither of which is assured. If the Company cannot obtain iron ore and iron sands to process or is no longer able to process ore and sands, it would be dependent upon cash infusions from its current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain its facilities until it can resume operations. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and China Jinxin currently owes $10.40 million to the shareholder. In addition, China Huaxin borrowed $25.06 million from three of the Company’s shareholders (one of whom is the individual who funded China Jinxin and who has lent $16.94 million to China Huaxin, another of whom is the Company’s CEO and who has loaned $2.18 million, and the third of whom  is a shareholder and senior officer who has loaned $5.94 million). Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

As of December 31, 2015, cash and equivalents were $26,957, compared to $269,250 as of December 31, 2014. The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2015 and 2014, respectively.

	2015	2014
Net cash provided by (used in) operating activities	$1,112,188	$(13,568,984)

Net cash provided by (used in) investing activities	538,928	(2,808,454)
Net cash provided by (used in) financing activities	$(1,887,675)	$16,619,750

Net cash provided by (used in) operating activities

Cash has historically been used in operations. Net cash provided by operating activities was $1.11 million for the year ended December 31, 2015, compared to net cash used in operating activities of $13.57 million in the same period of 2014. The increase of cash inflow from operating activities for year ended December 31, 2015 was principally attributable to lower payments made for advances to suppliers, other receivables, accounts payable, and accrued liabilities and other payables.

Net cash (provided by) used in investing activities

Net cash provided by investing activities was $538,928 for the year ended December 31, 2015, compared to cash used in investing activities of $2.81 million for the same period of 2014. During the year ended December 31, 2015, we paid $0.35 million for equipment and received $0.89 million from the disposal of fixed assets.  During the year ended December 31, 2014, we paid $1.32 million for construction in progress, $1.10 million for purchases of equipment, $1.50 million for the acquisition of China Huaxin, and received $1.11 million from the disposal of fixed assets.

Net cash provided by (used in) financing activities

Net cash used in financing activities was $1.89 million for the year ended December 31, 2015, compared to $16.62 million net cash provided by financing activities in the same period of 2014. The net cash used in financing activities in the year ended December 31, 2015 was mainly due to repayments to related parties of $1.89 million; while in the same period of 2014, we had $14.98 million cash inflow from advances from related parties, and proceeds from convertible debts of $1.64 million.

At December 31, 2015, we had a working capital deficit of $52.69 million, an increase of $0.54 million from the deficit at December 31, 2014 of $52.15 million, which was mainly from increased accounts payables.

As of December 31, 2015, China Jinxin had borrowed $10.40 million from one of its shareholders for working capital and production facility construction needs. The loan of $10.40 million will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine. China Huaxin borrowed $25.06 million from three shareholders; of the $25.06 million, $7.42 million had an annual interest rate of 10% with a due date of the 6th month anniversary of the date of official production.  The remaining payables bore no interest, and were payable upon demand.  In addition, China Huaxin borrowed $3.25 million from certain companies owned by its major shareholder, which bore no interest and is payable upon demand.

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

The following table summarizes our contractual obligations as of December 31, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$846,988	$846,988	$-	$-	$-
Short-term bank loan	200,197	200,197
Loan payable to related party with 10% annual interest rate	7,422,693	7,422,693	-	-	-
Loan payable to unrelated party with 10% annual interest rate	2,703,970	2,703,970	-	-	-
Total	$11,173,848	$11,173,848	$-	$-	$-

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

Going Concern

We incurred a net loss of $9.16 million for the year ended December 31, 2015. We also had a working capital deficit of $52.69 million as of December 31, 2015. In addition we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. The price of iron ore concentrate is still in decline. These conditions raise a substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are in the process of upgrading our equipment. Once the upgrading project is completed, we will be able to resume production. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and the Company currently owes $10.40 million to the shareholder. In addition, China Huaxin borrowed $25.06 million from three shareholders, and borrowed $3.25 million from certain companies owned by its major shareholder. Despite such commitments, there is no assurance that adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

The Financial Accounting Standards Board ("FASB") has issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The Company is in the process of evaluating the impact of adoption of this guidance on the consolidated financial statements.

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of adoption of this ASU on the consolidated financial statements.

As of December 31, 2015, there is no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Item 7A	Item Quantitative And Qualitative Disclosures About Market Risk.

This item does not apply to smaller reporting companies.

Item 8	Financial Statements And Supplementary Data.

Our financial statements appear beginning on page F-1, immediately following the signature page of this report.

Item 9	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None

Item 9A	Controls And Procedures.

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

At December 31, 2015, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at December 31, 2015, such disclosure controls and procedures were not effective.  This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Our management has conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2015. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer have concluded that since our financial and accounting staff are not familiar with US GAAP and we need to engage an outside consultant to convert our financial statements prepared in accordance with PRC GAAP into US GAAP, and because of certain other deficiencies in the design or operation of our internal control over financial reporting, our internal controls over financial reporting were not effective as of December 31, 2015.

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

Changes in Internal Controls

As discussed above, since the acquisition of Real Fortune BVI, we have taken steps to ensure that our financial statements, currently prepared under the supervision of our Chief Financial Officer in PRC GAAP, are in accordance with US GAAP, specifically our hiring of a US accounting firm to work with our PRC accounting personnel and management to convert our books and records to US GAAP and prepare our financial statements. There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

Item 9B	Other Information. None

PART III

Item 10	Directors And Executive Officers And Corporate Governance.

Directors and Executive Officers

Name	Age	Position
Changkui Zhu	53	Director and Chief Executive Officer
Zhengting Deng	50	Director and Chief Financial Officer

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

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2015 and currently no compensation arrangements are in place for the compensation of directors.

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

Item 11 Executive Compensation.

The following table sets forth information concerning compensation awarded to, earned by or paid to our chief executive officer for services rendered in all capacities during the periods indicated. No other executive officer of our company received total annual salary and bonus compensation in excess of $100,000 for the year ended December 31, 2015.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Changkui Zhu, Chief Executive Officer	2015	0	-	0
	2014*	0	-	0
___
* Due to the lack of production in 2014, our chief executive officer decided to forego any compensation for that year.

Summary of Employment Agreements and Material Terms

Prior to our acquisition of Real Fortune BVI, China Jinxin, our operating affiliate was a private limited company organized under the laws of the PRC, and in accordance with PRC regulations, the salary of our executives was determined by our shareholders.  In addition, each employee is required to enter into an employment agreement.  Accordingly, all our employees, including management, have executed our employment agreement.  Our employment agreements with our executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus.  Mr. Changkui Zhu’s employment agreement, which was renewed on December 28, 2013 and terminates on December 31, 2018, provides for an annual salary of RMB 42,000 ($6,759). Mr. Zhengting Deng’s employment agreement, which was renewed on December 28, 2013 and terminates on December 31, 2018, provides for annual salary of RMB 49,200 ($7,917).

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

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2015, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash. Our current officers and directors also serve as the officers of China Jinxin, a private company in China. It is likely that we will need to attract new individuals to serve as officers and directors of our Company and that the compensation to be paid to these individuals will be greater than that previously paid to the management of China Jinxin.   Further, as a public company, we might adopt incentive plans, including stock and option plans, in order to compensate management for services rendered to the Company.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table sets forth information concerning beneficial ownership of our common stock as of March 15, 2016 by (i) any person or group with more than 5% of our common stock, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, ChunshugouLuanzhuang Village, Zhuolu County, Zhangjiakou, Hebei Province, China, 075600.  To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. As of March 15, 2016, we had outstanding 63,760,110 shares of common stock. For purposes of computing the total voting power of the shares owned by the individuals and entities listed in the table below, the number of outstanding voting shares is 63,760,110.

Name of Stockholder	Amount and Nature of Beneficial Ownership	Percent of Common Stock(1)

Changkui Zhu, CEO Section 1, Apt.202, Shenlan Apartment Building 2, Xihu Rd., Nankai District Tianjin, China	2,230,412	3.50%

All Directors and Executive officers as a group (one person owning shares)	2,230,412	3.50%

Jiazhen Liu Section 1, Apt 609, Building 7, Quxizhongli, Chengyin Rd., Hedong District Tianjin, China	20,498,280(1)	32.15%

Changqing Han Section 65, Apt.105, Yilin Rd., Kuanfuli Hexi District, Tianjin, China	7,041,474	11.04%

Junyan Tian 3 Tiao, #13, Wanxinzhuang Blvd., Hedong District, Tianjin, China	4,526,412	7.10%

Xia Wang Section 1, Apt.101, Building 2 Shiji Garden, Nanmenwai St. Nankai District, Tianjin, China	4,424,970	6.94%

FengqinJi #7, Apt 201, Building One 97 Guangdongshanzhuang Rd. Hedong District, Tianjin, China	4,369,002	6.85%
________
 (1) Includes 2,658,480 shares owned of record by Idea Vantage Limited, of which Ms. Liu is the beneficial owner.

Item 13.	Certain Relationships And Related Transactions, And Director Independence.

Transactions with Related Persons

The following includes a summary of transactions since January 1, 2014, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

(2)
Exclusive Purchase Option Agreement: Pursuant to this Agreement China Jinxin and each of China Jinxin’s shareholders granted to China Tongda an exclusive option to purchase all of the assets or outstanding shares of China Jinxin at such time as the purchase of such assets or shares is permissible under the laws of the PRC.  The options are for 30 years and will renew automatically for successive periods of 10 years each unless voluntarily terminated by China Tongda. At such time during the term as China Tongda determines to exercise its option to purchase either the assets or equity of China Jinxin it shall send a notice to China Jinxin or its shareholders, as the case may be.  Upon receipt of such notice,  China Jinxin or its shareholders shall take such steps and execute such documents as are necessary to transfer the assets or shares. Unless an appraisal is required by the laws of China, the purchase price of the assets or outstanding equity shall be equal to the lower of (i) the actual registered capital of China Jinxin and (ii) RMB 500,000 ($80,195); provided that if the laws of the PRC do not permit the purchase at that price, the purchase price shall be the lowest price allowed under the laws of the PRC.  All taxes relating to such purchase shall be borne by China Tongda.

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

Acquisition of Haixing Huaxin Mining Industry Co., Ltd.

On January 17, 2014, Target entered into a series of substantially identical agreements (“Haixing Huaxin Share Purchase Agreements”) with Jiazhen Liu, Changkui Zhu, Dongli Sun, Meijie Wang and Xingwang Shao, the shareholders of Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”) pursuant to which it acquired the right to acquire 100% of the outstanding shares of China Huaxin.  The consideration to be paid to the shareholders of China Huaxian (the “Shareholders”) for their interests consisted, in the aggregate, of 10 million RMB, or US$1.65 million, and 5.1 million shares of Target common stock.

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

Advances from Related Parties

To finance the purchase of equipment as part of the upgrade of our production lines and for working capital, we have borrowed monies from Jiazhen Liu, one of our principal shareholders. The amount due to Jiazhen Liu for China Jinxin was $10,396,794 as of December 31, 2015, as compared to $11,497,548 at December 31, 2014.  Pursuant to an amended loan agreement entered on January 16, 2013, interest on the amount due will accrue from the date production at the facility commences, at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of the date production at the Zhuolu Mine commenced.

In addition, at December 31, 2015, China Huaxin owed three shareholders (also the Company’s management) $25.06 million used to construct its DRI facility. Of the $25.06 million, $7.42 million had an annual interest rate of 10% and a due date of 6 months from the start date of official production.  The remaining payable bore no interest, and is payable upon demand. At December 31, 2015, China Huaxin also owed one related party who is the brother of the Company’s major shareholder the amount of $76,999, this loan bore annual interest of 10% and is payable upon demand. China Huaxin also borrowed $3.25 million from certain companies owned by its major shareholder Jiazhen Liu, which bore no interest and payable upon demand.

Acquisition of Haixing Huaxin Mining Industry Co., Ltd.

On January 23, 2014, with the approval of the local business registration authority, we acquired all of the outstanding shares of China Huaxin from Jiazhen Liu, Changkui Zhu, Dongli Sun, Meijie Wang and Xingwang Shao, the shareholders of Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”) for an aggregate consideration of 10 million RMB, or US$1.65 million, and 5,100,000 shares of Target common stock.  Changkui Zhu is our Chief Executive Officer and a director of our company, and Jiazhen Liu, owned approximately 7.60% of Target’s outstanding shares prior to the acquisition. As stated above, as of December 31, 2015, we were indebted to Jiazhen Liu in the amount of $27.34 million.  Jianzhen Liu received $1.32 million (8 million RMB) and 4,080,000 shares of Target common stock in consideration for her 80% equity interest in China Huaxin and Changkui Zhu received $165,527 (1,000,000RMB) and 510,000 shares of Target common stock in consideration for his 10% equity interest in China Huaxin.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14	Principal Accountant Fees And Services.

The following is a summary of the fees billed to us for professional services rendered by our registered independent public accountants for the fiscal year ended December 31, 2015 and by December 31, 2014:

	Fiscal year ended December 31,
	2015	2014

Audit Fees	$140,000	$100,000
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
	$140,000	$100,000

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

Our BOD has reviewed our audited financial statements contained in our Annual Report on Form 10-K for the 2015 fiscal year. The BOD also has been advised of the matters required to be discussed pursuant to PCAOB Rule 3526 (Communication with Audit Committees Concerning Independence), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our BOD has received the written disclosures and the letter from MJF & Associates, APC (“MJF”) required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has considered the independence of MJF from our company.

Our BOD has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the BOD has determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2015 fiscal year for filing with the SEC.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements Years Ended 12/31/2015 and 12/31/2014

2.	Financial Statement Schedules.

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

10.17

Stock Purchase Agreement dated January 17, 2014, among Target Acquisitions I, Inc., ZhangJiaKouTongDa Mining Technologies Service Co. Ltd., and XingwangShao (incorporated by reference to Exhibit 10.21 to the Super 8-K). .

10.18	Convertible Promissory Note with a private investor in the face amount of RMB 3,333,333(incorporated by reference to Exhibit 10.22 to the Super 8-K). .

10.19	Convertible Promissory Note with a private investor in the face amount of RMB 3,333,333(incorporated by reference to Exhibit 10.23 to the Super 8-K). .
10.20	Convertible Promissory Note with a private investor in the face amount of RMB 3,333,333(incorporated by reference to Exhibit 10.24 to the Super 8-K).
16.1	Letter from Louis Plung & Co., LLP to the SEC (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A filed July 23, 2014).

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

Adamant DRI Processing and Minerals Group

Date: April 14, 2016	By:	/s/ Changkui Zhu
Changkui Zhu Chief Executive Officer (Principal Executive Officer

	By:	/s/ Zhengting Deng
Zhengting Deng Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2016.

Signature	Title

Chief Executive Officer and a Director
/s/ Changkui Zhu	(Principal Executive Officer)
Changkui Zhu

Chief Financial Officer and a Director
/s/ Zhengting Deng	(Principal Financial Officer)
Zhengting Deng

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Adamant DRI Processing and Minerals Group

We have audited the accompanying consolidated balance sheets of Adamant DRI Processing and Minerals Group and Subsidiaries (the “Company or Adamant”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and other comprehensive loss, and consolidated cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company`s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adamant DRI Processing and Minerals Group and Subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years ended December 31, 2015 and 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2015, the Company incurred a net loss of $9.1 million and had a working capital deficiency of $52.6 million as of December 31, 2015. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MJF & Associates, APC

MJF & Associates, APC Los Angeles, California April 12, 2016

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

	2015	2014
ASSETS

CURRENT ASSETS
Cash & equivalents	$26,957	$269,250
Advance to suppliers	67,187	886,543
Value-added tax receivable	2,898,546	3,132,791
Other receivables	-	1,123,695
Inventory, net	1,457,828	2,246,243

Total current assets	4,450,518	7,658,522

NONCURRENT ASSETS
Advance to suppliers for construction and equipment	37,267	155,735
Property and equipment, net	26,988,223	32,463,822
Intangible assets, net	3,321,299	3,635,584
Construction in progress	8,074,674	10,143,999
Goodwill	6,162,494	6,539,757

Total noncurrent assets	44,583,957	52,938,897

TOTAL ASSETS	$49,034,475	$60,597,419

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,090,947	$2,737,368
Accrued liabilities and other payables	10,927,063	11,587,841
Income tax payable	127,310	135,103
Short term loan	200,197	212,453
Payable to contractors	846,988	898,840
Advance from related parties	39,947,504	44,241,012

Total current liabilities	57,140,009	59,812,617

NONCURRENT LIABILITIES
Deferred tax liability	34,897	66,493
Accrued expense	12,606	13,377

Total noncurrent liabilities	47,503	79,870

Total liabilities	57,187,512	59,892,487

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 63,760,110 shares	63,760	63,760
Additional paid in capital	6,949,954	6,949,954
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	1,038,408	733,361
Accumulated deficit	(16,762,412)	(7,599,396)

Total stockholders' equity (deficit)	(8,153,037)	704,932

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$49,034,475	$60,597,419

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Net Sales	$720,439	$-

Cost of Goods Sold	1,207,032	-

Gross Loss	(486,593)	-

Operating expenses
Trial production related expenses	1,800,723	-
General and administrative	3,734,520	6,617,755
Impairment provision for fixed assets	1,188,286	-

Loss from operations	(7,210,122)	(6,617,755)

Non-operating income (expenses)
Interest income	546	501
Other expenses	(20,657)	(11,105)
Loss on disposal of fixed assets	(835,928)	-
Interest expense	(1,124,675)	(1,036,606)
Bank charges	(1,122)	(1,345)

Total non-operating expenses, net	(1,981,836)	(1,048,555)

Loss before income tax	(9,191,958)	(7,666,310)

Income tax benefit	(28,942)	(27,927)

Net loss	(9,163,016)	(7,638,383)

Other comprehensive income
Foreign currency translation gain (loss)	305,047	(61,312)

Net comprehensive loss	$(8,857,969)	$(7,699,695)

Basic weighted average shares outstanding	63,760,110	61,216,676

Basic net loss per share	$(0.14)	$(0.12)

Diluted weighted average shares outstanding	63,760,110	61,216,676

Diluted net loss per share *	$(0.14)	$(0.12)

* 450,730 weighted average shares issuable upon conversion of convertible debts were excluded in calculating diluted loss per share for the years ended December 31, 2014 due to the fact that issuance of the shares is anti-dilutive.

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,163,016)	$(7,638,383)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,181,730	3,124,329
Loss on asset disposal	835,928	6,224
Inventory impairment provision	271,193	837,080
Fixed assets impairment provision	1,188,286	-
Changes in deferred taxes	(28,942)	(27,927)
(Increase) decrease in assets and liabilities:
Advance to suppliers	800,924	(882,548)
Other receivables	1,105,021	(1,106,052)
Inventory	415,695	188,669
Accounts payable	2,618,427	94,179
Accrued liabilities and other payables	(168,859)	(7,071,802)
Taxes payable	55,801	(1,092,753)

Net cash provided by (used in) operating activities	1,112,188	(13,568,984)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant & equipment	(348,298)	(1,099,874)
Proceeds from disposal of fixed assets	887,226	1,114,419
Construction in progress	-	(1,318,948)
Acquisition of China Huaxin, net of cash acquired	-	(1,504,051)

Net cash provided by (used in) investing activities	538,928	(2,808,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from (repayment to) related parties	(1,887,675)	14,981,748
Proceeds from convertible debt	-	1,638,002

Net cash provided by (used in) financing activities	(1,887,675)	16,619,750

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(5,734)	(372)

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(242,293)	241,940

CASH & EQUIVALENTS, BEGINNING OF YEAR	269,250	27,310

CASH & EQUIVALENTS, END OF YEAR	$26,957	$269,250

Supplemental Cash Flow Data:
Income tax paid	$-	$-
Interest paid	$16,944	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of convertible debts into common stock	$-	$1,638,002

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2015 AND 2014

	Preferred shares	Common shares	Amount	Additional paid in capital	Statutory reserves	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total stockholders' equity (deficit)
Balance at January 1, 2014	1	$24,786,212	$24,786	$5,279,526	$557,253	$38,987	$794,673	$6,695,225

Outstanding common stock of registrant at date of reverse merger	-	2,544,672	2,545	(2,545)	-	-	-	-

Conversion of preferred shares	-1	17,839,800	17,840	(17,840)	-	-	-	-

Shares issued for acquisition of Huaxin	-	15,801,012	15,801	55,599	-	-	-	71,400

Shares issued for conversion of convertible debts	-	2,788,414	2,788	1,635,214	-	-	-	1,638,002

Net loss	-	-	-	-	-	(7,638,383)	-	(7,638,383)

Foreign currency translation loss	-	-	-	-	-	-	(61,312)	(61,312)

Balance at December 31, 2014	-	63,760,110	63,760	6,949,954	557,253	(7,599,396)	733,361	704,932

Net loss	-	-	-	-	-	(9,163,016)	-	(9,163,016)

Foreign currency translation gain	-	-	-	-	-	-	305,047	305,047

Balance at December 31, 2015	-	$63,760,110	$63,760	$6,949,954	$557,253	$(16,762,412)	$1,038,408	$(8,153,037)

ADAMANT DRI PROCESSING AND MINERALS GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Adamant DRI Processing and Minerals Group (“Adamant’ or “the Company or “Group”), is a Nevada corporation incorporated in July 2014 and successor by merger to UHF Incorporated, a Delaware corporation (“UHF”).

The Company produces Direct Reduced Iron (“DRI”) using advanced reduction rotary kiln technology with iron sand as the principal raw material. ‘Reduced Iron’ derives its name from the chemical change that iron ore undergoes when it is heated in a furnace at high temperatures in the presence of hydrocarbon-rich gasses. ‘Direct reduction’ refers to processes which reduce iron oxides to metallic iron below the melting point of iron. The use of DRI for steelmaking in electric arc furnaces allows the production of high quality metal with a low content of harmful impurities which can be used in both high-tech and standard industries.  DRI offers an attractive option due to its small scale low capital investment requirements and its adaptability to local raw material situations.

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

On June 30, 2014, UHF entered into and closed a share exchange agreement, or the Target Share Exchange Agreement, with Target Acquisitions I, Inc., a Delaware corporation (“Target”), and the stockholders of Target (the “Target Stockholders”), pursuant to which UHF acquired 100% of the issued and outstanding capital stock of Target for 43,375,638 shares of UHF’s common stock and one share of UHF’s series A convertible preferred stock, convertible into an additional 17,839,800 shares of common stock.  Since UHF’s certificate of incorporation only authorized the issuance of 50,000,000 shares of common stock, UHF did not have sufficient authorized but unissued shares of common stock to complete the acquisition of Target, and so the Board of Directors authorized the issuance to one of the Target Stockholders of one share of series A convertible preferred stock convertible into 17,839,800 shares of common stock at such time as UHF amended its certificate of incorporation to increase the number of authorized shares of common stock or merged with and into another corporation which had sufficient shares of authorized but unissued shares of common stock for issuance upon conversion. The series A convertible preferred stock votes together with the common stock on an as converted basis on all matters submitted to stockholders, including the election of directors, with the one outstanding share of series A convertible preferred stock entitled to 17,839,800 votes. Following the closing of the share exchange, UHF had outstanding 45,920,310 shares of common stock and one share of series A convertible preferred stock, which was converted into 17,839,800 common shares on August 29, 2014.

For accounting purposes, the transaction was accounted for as a reverse acquisition of UHF by Target. The shares issued to Target’s shareholders were accounted for as a recapitalization of Target and have been retroactively restated for the periods presented because after the share exchange, Target’s shareholders owned the majority of the UHF’s outstanding shares and exercised significant influence over the operating and financial policies of the consolidated entity, and UHF was a non-operating shell with nominal net assets prior to the acquisition. Pursuant to Securities and Exchange Commission (“SEC”) rules, this is considered a capital transaction in substance, rather than a business combination. For accounting purposes, the share exchange transaction with Target and the Target Stockholders was treated as a reverse acquisition, with Target as the acquirer and UHF as the acquired party.

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

China Jinxin is an early stage mining company which processes iron ore at its production facility in Hebei Province. China Jinxin currently does not own any mines or hold any mining rights. In 2015, the management determined to further upgrade the facility for DRI production due to increased demand for DRI products in China; accordingly China Jinxin will produce DRI at its facility using iron ore processed at the facility. Through contractual arrangements among China Tongda and China Jinxin, and its shareholders, the Company controls China Jinxin’s operations and financial affairs. As a result of these agreements, China Tongda is considered the primary beneficiary of China Jinxin (see Note 2) and accordingly, China Jinxin’s results of operations and financial condition are consolidated in the Group’s financial statements. All issued and outstanding shares of China Jinxin are held by 15 Chinese citizens.

On January 17, 2014, the Company entered into a series of substantially identical agreements with five shareholders of Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”) pursuant to which the Company acquired 100% of the outstanding shares of China Huaxin.  The consideration paid to the shareholders of China Huaxin for their interests consisted of cash of RMB 10 million ($1.64 million) and 5.1 million shares of the Company’s common stock, valued at $0.014 per share ($71,400).

China Tongda, the Company’s wholly-owned Chinese subsidiary, filed a notice of transfer with respect to the change of ownership of China Huaxin with the local company registration authority which was approved on January 23, 2014.

China Huaxin was established in August 2010 and is located in Haixing Qingxian Industrial Park, Cangzhou, Hebei Province PRC.  China Huaxin is engaged in producing and selling DRI.  Prior to 2015, China Huaxin has conducted no business activities other than construction of its DRI production facility.  Construction of the DRI Facility has been completed, and China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of recent environmental initiatives by national, provincial and local government authorities in China, starting in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurity. The Company expects to commence trial production with upgraded DRI facilities in the middle of 2016.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements (“CFS”) are prepared in conformity with United States Generally Accepted Accounting Principles (“US GAAP”). Adamant, UHF, Target, Real Fortune BVI and Real Fortune HK’s functional currency is the US Dollar (‘‘USD’’ or “$”), and China Tongda, China Jinxin and China Huaxin’s functional currency is Chinese Renminbi (‘‘RMB’’). The accompanying financial statements are translated from functional currencies and presented in USD.

Principles of Consolidation

The CFS include the financial statements of the Company, its subsidiaries and its VIE (China Jinxin) for which the Company’s subsidiary China Tongda is the primary beneficiary; and China Tongda’s 100% owned subsidiary China Huaxin. All transactions and balances among the Company, its subsidiaries and VIE are eliminated in consolidation.

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

There has been no change in the VIE structure during the years ended December 31, 2015 and 2014, and none of the events listed in a-d above have occurred.

Going Concern

The Company incurred a net loss of $9.16 million for the year ended December 31, 2015. The Company also had a working capital deficit of $52.69 million as of December 31, 2015. In addition, China Jinxin has refused to sell its iron ore concentrate to its sole customer because of the low price offered. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. China Jinxin is upgrading its facility and equipment, which when completed, will enable the Company to produce DRI. The construction for China Jinxin’s DRI facility upgrade was almost complete as of the date of this report and is currently in the final stage of equipment testing.  A shareholder of the Company indicated that she will continue to fund China Jinxin, although there is no written agreement in place and Jinxin currently owes $10.40 million to this shareholder.  In addition, China Huaxin currently owes $25.06 million to three of the Company’s shareholders, two of whom are also members of the Company’s management (one is the individual who funded China Jinxin who has lent $16.94 million to China Huaxin), for constructing its DRI facility, and borrowed $3.25 million from companies owned by its major shareholder. China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of recent environmental initiatives by national, provincial and local government authorities in China, in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurity. China Huaxin expects to commence trial production with upgraded DRI facilities in the second half of 2016. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On January 23, 2014, the Company completed the acquisition of China Huaxin.  Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess recorded to goodwill. The Company recognized RMB 40.02 million ($6.54 million) goodwill from the acquisition (See Note 20).  At December 31, 2014, the Company reappraised the fair value of China Huaxin by using the replacement cost due to the fact China Huaxin did not start official production in 2015 due to upgrading of DRI facilities.  As of December 31, 2015, the Company evaluated the impairment of goodwill and believes nothing has changed since December 31, 2014. The Company expects to commence trial production with upgraded DRI facilities in mid 2016. Accordingly, the Company concluded the goodwill of Huaxin was not impaired.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had no accounts receivable or bad debt allowances at December 31, 2015 and 2014.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2015 and 2014, there were $1.19 million and $0 impairments of its long-lived assets, respectively.

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about their merits or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At December 31, 2015 and 2014, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of December 31, 2015 and 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the years ended December 31, 2015 and 2014 consisted of net loss and foreign currency translation adjustments.

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

The following table presents a reconciliation of basic and diluted loss per share for the years ended December 31, 2015 and 2014, the diluted loss per share is same as the basic loss per share due to anti-dilutive feature.

	Years ended December 31,
	2015	2014

Net loss	$(9,163,016)	$(7,638,383)

Weighted average shares outstanding – basic	63,760,110	61,216,676
Effect of dilutive securities:
Convertible debts	-	450,730
Weighted average shares outstanding – diluted *	63,760,110	61,667,406

Loss per share – basic	$(0.14)	$(0.12)
Loss per share – diluted	$(0.14)	$(0.12)

* There was no convertible debt for the year ended December 31, 2015.

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

FASB ASC Topic 280 has no effect on the Company’s financial statements as substantially all of its operations are conducted in one industry segment – iron ore mining.  With the upgrading of DRI facilities for both China Jinxin and China Huaxin, the Company will be shifting its main product from iron ore to DRI when the upgrading is completed in the mid of 2016.

New Accounting Pronouncements

In August 2014, the FASB issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

The FASB has issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The Company is in the process of evaluating the impact of adoption of this guidance on the CFS.

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's CFS.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis”, which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its CFS.

In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its CFS.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not anticipate that this adoption will have a significant impact on its CFS. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of adoption of this ASU on the CFS.

3. INVENTORY

Inventory consisted of the following at December 31, 2015 and 2014:

	2015	2014
Material	$1,875,631	$2,413,606
Finished goods	634,638	673,468
Less: inventory impairment	(1,052,441)	(840,831)
Total	$1,457,828	$2,246,243

4. MINING RIGHTS

The Company is currently negotiating with the Department of Land and Resources of Hebei Province and the local Zhuolu County government to obtain the rights to mine in Zhuolu County where one of its production facilities is located. Pending the final contract, the Company accrued the cost of mining rights based on the quantity of ore extracted (see Note 12). The Company used $0.38 (RMB 2.4 per ton) based on a royalty rate prescribed by the local authority based on the purity of ore in the subject mines. If the rate per ton of ore changes when the contract is finalized, the Company will account for the change prospectively as a change in an accounting estimate. The Company did not extract any ore in the years ended December 31, 2015 and 2014, and accordingly did not accrue the cost of mining rights for the years ended December 31, 2015 and 2014.

5. OTHER RECEIVABLES

Other receivables mainly consisted of short-term advances to third party companies or individuals, bore no interest and were payable upon demand.

6. VALUE-ADDED TAX RECEIVABLE

At December 31, 2015 and 2014, the Company had VAT receivable of $2,898,546 and $3,132,791, respectively.  It was the VAT paid on purchases, and it can be carried forward indefinitely for offsetting against future VAT payable.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2015 and 2014:

	2015	2014
Building	$20,022,068	$21,227,133
Production equipment	16,850,805	17,438,759
Transportation equipment	1,250,108	1,326,638
Office equipment	206,339	160,019
Total	38,329,320	40,152,549
Less: Accumulated depreciation	(10,201,342)	(7,688,727)
Less: impairment allowance	(1,139,755)	-
Net	$26,988,223	$32,463,822

Depreciation for the years ended December 31, 2015 and 2014 was $3,072,722 and $3,022,772, respectively.

8. ADVANCE FROM RELATED PARTIES

At December 31, 2015 and 2014, China Jinxin owed one of its shareholders $10,396,794 and $11,497,548, respectively, for the purchase of equipment used in construction in progress and for working capital. The advance from shareholders will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of commencement of production at the Zhuolu Mine. China Jinxin had not commenced production as of December 31, 2015.

In addition, at December 31, 2015, China Huaxin owed three shareholders, two of whom are also the Company’s management, $25.06 million used to construct its DRI facility. Of the $25.06 million, $7.42 million had an annual interest rate of 10% and a due date of 6 months from the start date of official production.  The remaining payable bore no interest, and is payable upon demand. China Huaxin also borrowed $3.25 million from certain companies owned by its major shareholder, which bore no interest and is payable upon demand. At December 31, 2015, China Huaxin also owed one related party who is the brother of the Company’s major shareholder the amount of $76,999, this loan bore  interest of 10% and is payable upon demand.

At December 31, 2014, China Huaxin owed three shareholders, two of whom are also the Company’s management, $28.44 million used to construct its DRI facility. Of the $28.44 million, $7.88 million had interest of 10% and a due date of 6 months from the start date of official production.  The remaining payable bore no interest, and is payable upon demand. China Huaxin also borrowed $2.43 million from certain companies owned by its major shareholder, which bore no interest and is payable upon demand. In addition, China Huaxin also owed one related party who is the brother of the Company’s major shareholder the amount of $81,785, this loan bore  interest of 10% and is payable upon demand.

At December 31, 2015 and 2014, Real Fortune HK owed one shareholder $1.20 million for advances to meet operating needs. This advance bears no interest and is payable upon demand.

Below is the summary of advances from related parties at December 31, 2015 and 2014, respectively.

	2015	2014
Advance from shareholders (also the management)	$36,688,649	$41,760,954
Advance from a related party individual	76,999	81,785
Advance from related party companies	3,246,507	2,430,958
Total	40,012,155	44,273,697
Less: Advance to related parties companies	(64,651)	(32,685)
Advance from related parties, net	$39,947,504	$44,241,012

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

Intangible assets consisted of the following at December 31, 2015 and 2014:

	2015	2014
Land use rights	$3,783,487	$4,015,109
Less: Accumulated amortization	(462,188)	(379,525)
Net	$3,321,299	$3,635,584

Amortization of intangible assets for the years ended December 31, 2015 and 2014 was $109,008 and $101,557, respectively. Annual amortization for the next five years from January 1, 2016, is expected to be: $101,367; $101,367; $101,367; $101,367 and $101,367.

10. CONSTRUCTION IN PROGRESS

Construction in progress is for the purchase and installation of equipment for future iron ore refining for China Jinxin.  China Jinxin had total construction in progress of $8,074,674 and $10,143,999 at December 31, 2015 and 2014, respectively. China Jinxin completed most of the construction for iron ore refining; however, the management plans to further upgrade the facility for DRI production due to increased demand for DRI products in China. China Jinxin will produce DRI at its facility using iron ore processed at the facility.  The Construction for China Jinxin’s DRI facility upgrade was almost completed as of the date of this report date and is currently in the final stage of equipment testing.

In addition, as a result of recent environmental initiatives by government authorities in China, starting from June 2015, China Huaxin is upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurity. Total estimated cost for this upgrading would be RMB 10 million ($1.64 million). China Huaxin did not incur any construction cost yet at December 31, 2015.

11. DEFERRED TAX LIABILITY

At December 31, deferred tax liability of $38,048 arose from the differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of China Huaxin.  The non-current deferred tax liability is presented net of non-current deferred tax asset of $3,151, which arose from the difference between the tax and book amounts for accrued mine restoration costs.

At December 31, 2014, deferred tax liability of $69,837 arose from the differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of China Huaxin.  The non-current deferred tax liability is presented net of non-current deferred tax asset of $3,344, which arose from the difference between the tax and book amounts for accrued mine restoration costs.

12. ACCRUED LIABILITIES AND OTHER PAYABLES

CURRENT

Accrued liabilities and other payables consisted of the following at December 31, 2015 and 2014:

	2015	2014 (Audited)
Accrued payroll	$275,916	$344,826
Accrued mining rights (see note 4)	68,126	72,296
Accrued interest	3,897,613	3,008,685
Due to unrelated parties	6,297,423	7,628,477
Payable for social insurance	35,383	19,550
Payable for purchase of equipment and material	-	2,169,369
Payable for construction	67,759	735,420
Other payables	284,843	2,618
Total	$10,927,063	$13,981,241

As of December 31, 2015, due to unrelated parties of $6,297,423 was short-term advance from unrelated companies or individuals for the Company’s construction and working capital needs, of which, $2,703,970 bore interest of 10% and is due 6 months after the commencement of China Huaxin’s official production. The remaining amount of short-term advances bore no interest, and is payable upon demand.

As of December 31, 2014, due to unrelated parties of $7,628,477 was short-term advances from unrelated companies or individuals for the Company’s construction and working capital needs, of which, $2,869,505 bore interest of 10% and was due 6 months after the commencement of China Huaxin’s official production. The remaining amount of short-term advances bore no interest, and is payable upon demand.

NONCURRENT

Under local environmental regulations, the Company is obligated at the end of the mine’s useful life to restore and rehabilitate the land that is used in its mining operations. The Company estimates it would cost $560,000 (RMB 3.5 million) to restore the entire mine after extracting all the economical ore for such efforts.

The Company accrued certain mine restoration expenses based on the actual production volume during the period it extracted ore. As of December 31, 2015 and 2014, the long term accrued mine restoration cost was $12,606 and $13,377, respectively. There was no production during the years ended December 31, 2015 and 2014.

13. SHORT TERM LOAN

At December 31, 2015 and 2014, China Jinxin had a short term bank loan of $200,197 and $212,453, respectively.  This loan was entered in June 2013 for one year, and renewed on June 27, 2014 to June 26, 2015, with monthly rate of 0.9%. This loan was renewed on June 30, 2015, for a one-year term to June 29, 2016, with monthly rate of 8.285%.  The loan was secured by a lien on a fixed asset of China Jinxin.

14. PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012. During 2011, the Company paid $2.86 million (RMB 18.0 million). During 2012, the Company did not make any payment on this payable. On March 20, 2013, the Company amended the payment terms and agreed to pay the remaining balance of $902,098 (RMB 5,500,000) on December 31, 2014. Based on the amended agreement, if the Company pays in full by December 31, 2014, no interest will be charged. If the Company defaults, the Company agreed to pay interest starting on January 1, 2015 based on the current bank interest rate for the remaining balance at that time. As of December 31, 2015 and 2014, the Company has $846,988 and $898,840 of payable to contractors, respectively. Starting from January 1, 2015, the Company agreed to pay interest based on the current bank interest rate of 5.35% for the outstanding balance at December 31, 2014.

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

15. CONVERTIBLE NOTES

To consummate the acquisition of China Huaxin, in a private placement completed on January 20, 2014, the Company issued to three Chinese investors 4% convertible promissory notes due June 30, 2014 of RMB 10 million ($1.64 million).  The Notes bore interest at 4% and the face amount of the Notes is convertible into shares of the Company’s common stock at an effective conversion price of RMB 11.11 ($1.79) per share, with accrued interest payable in cash.

On March 20, 2014, all three investors converted their convertible promissory notes into 900,000 (equivalent to 2,788,414 shares after the effect of reverse merger with UHF) of the Company’s common shares, and waived the repayment of accrued interest.

16. INCOME TAXES

The Company’s operating subsidiary is governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended December 31, 2015 and 2014:

	2015	2014
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.1%	9.0%
Valuation allowance on NOL	24.6%	24.6%
Tax per financial statements	(0.3)%	(0.4)%

The income tax for the years ended December 31, 2015 and 2014, consisted of the following:

	2015	2014
Income tax (benefit) expense – current	$-	$-
Income tax benefit – deferred	(28,942)	(27,927)
Total income tax benefit	$(28,942)	$(27,927)

17. MAJOR CUSTOMER AND VENDORS

There was $720,439 sales from China Huaxin in the year ended December 31, 2015; and no sales for both China Jinxin and China Huaxin in the year ended December 31, 2014. Starting from June 2015, China Huaxin ceased production to upgrade its facility.

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

20. BUSINESS ACQUISITION AND UNAUDITED PRO FORMA INFORMATION

On January 24, 2014, the Company acquired all the outstanding capital stock representing 100% of the equity interest of China Huaxin for $1.64 million in cash and 5.1 million shares of Target’s common stock valued at $0.014 ($71,400) per share which was paid in full at the closing pursuant to a stock purchase agreement entered into with 5 shareholders of China Huaxin on January 17, 2014. Prior to the acquisition, of the 5 selling shareholders, one major shareholder with 80% ownership of China Huaxin, was also a shareholder of Target with 7.6% ownership of Target, and another shareholder with 10% of China Huaxin was the Chief Executive Officer (“CEO”) of Target.

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

The following unaudited pro forma consolidated results of operations of Target and China Huaxin for the year ended December 31, 2014, presents the operations of Target and China Huaxin as if the acquisition of China Huaxin occurred on January 1, 2014. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

Net sales	$-

Net loss	$(8,131,097)

Basic weighted average shares outstanding	61,909,323
Diluted weighted average shares outstanding	62,360,053

Basic net loss per share	$(0.13)
Diluted net loss per share	$(0.13)

* 450,730 shares issuable upon conversion of convertible debts were excluded in calculating weighted average diluted loss per share for the year ended December 31, 2014 as the effect of their issuance is anti-dilutive.