Form 10-Q
period 2016-03-31
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2016-05-18
CIK 1171008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2016
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-49729

Adamant DRI Processing and Minerals Group
(Exact Name of Registrant as Specified in its Charter)

Nevada	61-1745150
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Chunshugou Luanzhuang Village, Zhuolu County, Zhangjiakou, Hebei Province, China	075600
(Address of principal executive offices)	(Zip code)

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

At May 1, 2016, we had 63,760,110 shares of common stock outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	2016	2015
ASSETS

CURRENT ASSETS
Cash & equivalents	$90,541	$26,957
Advance to suppliers	52,011	67,187
Value-added tax receivable	2,913,871	2,898,546
Inventory, net	1,465,138	1,457,828

Total current assets	4,521,561	4,450,518

NONCURRENT ASSETS
Advance to suppliers for construction and equipment	23,215	37,267
Property and equipment, net	26,636,652	26,988,223
Intangible assets, net	3,312,485	3,321,299
Construction in progress	8,115,165	8,074,674
Goodwill	6,193,396	6,162,494

Total noncurrent assets	44,280,913	44,583,957

TOTAL ASSETS	$48,802,475	$49,034,475

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,290,364	$5,090,947
Accrued liabilities and other payables	11,442,182	10,927,063
Income tax payable	127,948	127,310
Short term loan	201,201	200,197
Payable to contractors	851,235	846,988
Advance from related parties	40,321,492	39,947,504

Total current liabilities	58,234,422	57,140,009

NONCURRENT LIABILITIES
Deferred tax liability	26,774	34,897
Accrued expense	12,669	12,606

Total noncurrent liabilities	39,443	47,503

Total liabilities	58,273,865	57,187,512

STOCKHOLDERS' DEFICIT
Convertible preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 63,760,110 shares	63,760	63,760
Additional paid in capital	6,949,954	6,949,954
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	987,117	1,038,408
Accumulated deficit	(18,029,474)	(16,762,412)

Total stockholders' deficit	(9,471,390)	(8,153,037)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$48,802,475	$49,034,475

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	2016	2015

Net Sales	$-	$243,683

Cost of Goods Sold	-	490,826

Gross Loss	-	(247,143)

Operating expenses
General and administrative	1,007,404	935,673

Loss from operations	(1,007,404)	(1,182,816)

Non-operating income (expenses)
Interest income	25	292
Other expenses	-	(1,411)
Interest expense	(267,503)	(276,149)
Bank charges	(392)	(493)

Total non-operating expenses, net	(267,870)	(277,761)

Loss before income tax	(1,275,274)	(1,460,577)

Income tax benefit	(8,212)	(7,388)

Net loss	(1,267,062)	(1,453,189)

Other comprehensive income
Foreign currency translation loss	(51,291)	(3,308)

Net comprehensive loss	$(1,318,353)	$(1,456,497)

Basic and diluted weighted average shares outstanding	63,760,110	63,760,110

Basic and diluted net loss per share	$(0.02)	$(0.02)

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,267,062)	$(1,453,189)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	718,070	803,956
Changes in deferred taxes	(8,212)	(7,388)
(Increase) decrease in assets and liabilities:
Advance to suppliers	(77,008)	(116,396)
Other receivables	947	(289,404)
Inventory	-	83,258
Accounts payable	50,317	(1,628)
Accrued liabilities and other payables	454,611	407,680
Taxes payable	(782)	16,141

Net cash used in operating activities	(129,119)	(556,970)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	-	(124,016)
Advance to suppliers for construction and equipment	14,091	86,380

Net cash provided by (used in) investing activities	14,091	(37,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	177,827	664,713

Net cash provided by financing activities	177,827	664,713

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	785	(1,055)

NET INCREASE IN CASH & EQUIVALENTS	63,584	69,052

CASH & EQUIVALENTS, BEGINNING OF PERIOD	26,957	269,250

CASH & EQUIVALENTS, END OF PERIOD	$90,541	$338,302

Supplemental Cash Flow Data:
Income tax paid	$-	$-
Interest paid	$5,361	$-

ADAMANT DRI PROCESSING AND MINERALS GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

For accounting purposes, the transaction was accounted for as a reverse acquisition of UHF by Target. The shares issued to Target’s shareholders were accounted for as a recapitalization of Target and have been retroactively restated for the periods presented because after the share exchange, Target’s shareholders owned the majority of UHF’s outstanding shares and exercised significant influence over the operating and financial policies of the consolidated entity, and UHF was a non-operating shell with nominal net assets prior to the acquisition. Pursuant to Securities and Exchange Commission (“SEC”) rules, this is considered a capital transaction in substance, rather than a business combination. For accounting purposes, the share exchange transaction with Target and the Target Stockholders was treated as a reverse acquisition, with Target as the acquirer and UHF as the acquired party.

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

The Company operates in China through Zhuolu Jinxin Mining Co., Ltd. (“China Jinxin”), the Company’s variable interest entity which the Company controls through a series of agreements between China Jinxin and China Tongda and, as of January 24, 2014, owned Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”) through its wholly-owned subsidiary China Tongda.  The Group’s structure is as follows:

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

China Huaxin was established in August 2010 and is located in Haixing Qingxian Industrial Park, Cangzhou, Hebei Province PRC.  China Huaxin is engaged in producing and selling DRI.  Prior to 2015, China Huaxin has conducted no business activities other than construction of its DRI production facility.  Construction of the DRI Facility has been completed, and China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of recent environmental initiatives by national, provincial and local government authorities in China, starting in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurity. The Company expects to commence trial production with upgraded DRI facilities in the second half of 2016.

The consolidated interim financial information as of March 31, 2016 and for the three month periods ended March 31, 2016 and 2015 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) was not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the SEC. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2016, results of operations and cash flows for the three month periods ended March 31, 2016 and 2015, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

China Tongda has the right to control and administer the financial affairs and operations of China Jinxin and to manage and control all assets of China Jinxin. The equity holders of China Jinxin as a group have no right to make any decision about China Jinxin’s activities without the consent of China Tongda. China Tongda will be paid quarterly, management consulting and technical support fees equal to all pre-tax profits, if any, of that quarter. If there are no earnings before taxes and other cash expenses, during any quarter, then no fee shall be paid. If China Jinxin sustains losses, they will be carried to the next period and deducted from the next service fee. China Jinxin has the right to require China Tongda to pay China Jinxin the amount of any loss incurred by China Jinxin.

The shareholders of China Jinxin pledged their equity interests in China Jinxin to China Tongda to guarantee China Jinxin’s performance of its obligations under the Management Entrustment and Option Agreements. If either China Jinxin or its equity owners is in breach of the Equity Pledge or Exclusive Purchase Option Agreements, then China Tongda is entitled to require the equity owners of China Jinxin to transfer their equity interests in China Jinxin to it.

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

However, the VIE is monitored by the Company to determine if any events have occurred that could cause its primary beneficiary status to change. These events include whether:

a.	China Jinxin's governing documents or contractual arrangements are changed in a manner that changes the characteristics or adequacy of China Tongda's equity investment at risk.

b.	The equity investment in China Jinxin or some part thereof is returned to it's shareholders or China Tongda, and other entities become exposed to expected losses of China Jinxin.

c.
China Jinxin undertakes additional activities or acquires additional assets, beyond those anticipated at the later of the inception of China Jinxin or the latest reconsideration event, that increase the entity's expected losses.

d.	China Jinxin receives an additional equity investment that is at risk, or China Jinxin curtails or modifies its activities in a way that decreases its expected losses.

There has been no change in the VIE structure during the three months ended March 31, 2016 and 2015, and none of the events listed in a-d above have occurred.

The accompanying consolidated financial statements include the accounts of Real Fortune BVI, Real Fortune HK, China Tongda, China Jinxin and China Huaxin, which are collectively referred to as the “Company”. All significant intercompany accounts and transactions were eliminated in the consolidated financial statements.

Going Concern

The Company incurred a net loss of $1.27 million for the three months ended March 31, 2016. The Company also had a working capital deficit of $53.71 million as of March 31, 2016. In addition, China Jinxin has refused to sell its iron ore concentrate to its sole customer because of the low price offered. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. China Jinxin is upgrading its facility and equipment, which when completed, will enable the Company to produce DRI. The construction for China Jinxin’s DRI facility upgrade was almost complete as of the date of this report and is currently in the final stage of equipment testing.  A shareholder of the Company indicated that she will continue to fund China Jinxin, although there is no written agreement in place and China Jinxin currently owes $10.58 million to this shareholder.  In addition, China Huaxin currently owes $25.09 million to three of the Company’s shareholders, two of whom are also members of the Company’s management (one is the individual who funded China Jinxin who has lent $16.93 million to China Huaxin), for constructing its DRI facility, and borrowed $3.35 million from companies owned by its major shareholder. China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of recent environmental initiatives by national, provincial and local government authorities in China, in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. China Huaxin expects to commence trial production with upgraded DRI facilities in the second half of 2016. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from these estimates.

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

On January 23, 2014, the Company completed the acquisition of China Huaxin.  Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess recorded to goodwill. The Company recognized RMB 40.02 million ($6.54 million) goodwill from the acquisition (See Note 20).  At December 31, 2014, the Company reappraised the fair value of China Huaxin by using the replacement cost due to the fact China Huaxin did not start official production in 2015 due to the upgrading of it's DRI facilities.  As of December 31, 2015, the Company evaluated the impairment of goodwill using DCF analysis and believed nothing has changed since December 31, 2014. The Company expects to commence trial production with upgraded DRI facilities in mid 2016. Accordingly, the Company concluded the goodwill of Huaxin was not impaired.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had no accounts receivable or bad debt allowances at March 31, 2016 and December 31, 2015.

Inventory, net

Inventory mainly consists of iron ore, iron ore concentrate, mineral powder and coal slime for DRI.  Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average basis method; including labor and all production overheads.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2016 and December 31, 2015, there were $1.15 million and $1.14 million in impairments of its long-lived assets, respectively.

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about their merits or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At March 31, 2016 and December 31, 2015, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Cost of Goods Sold

Cost of goods sold (“COGS”) consists primarily of fuel and power, direct material and labor, depreciation of mining plant and equipment, attributable to the production of iron ore concentrate. Any write-down of inventory to lower of cost or market is also recorded in COGS.

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

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows”, cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.  Cash from operating, investing and financing activities is net of assets and liabilities acquired.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, accrued liabilities and accounts payable, carrying amounts approximate their fair values due to their short maturities.  FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the FV of financial instruments held by the Company. The carrying amounts reported in the balance sheets for current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and the current market rate of interest.

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

As of March 31, 2016 and December 31, 2015, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the three months ended March 31, 2016 and 2015 consisted of net loss and foreign currency translation adjustments.

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

3. INVENTORY

Inventory consisted of the following at March 31, 2016 and December 31, 2015:

	2016	2015
Material	$1,885,037	$1,875,631
Finished goods	637,821	634,638
Less: inventory impairment	(1,057,720)	(1,052,441)
Total	$1,465,138	$1,457,828

4. MINING RIGHTS

The Company is currently negotiating with the Department of Land and Resources of Hebei Province and the local Zhuolu County government to obtain the rights to mine in Zhuolu County where one of its production facilities is located. Pending the final contract, the Company accrued the cost of mining rights based on the quantity of ore extracted (see Note 12). The Company used $0.68 (RMB 2.4 per ton) based on a royalty rate prescribed by the local authority based on the purity of ore in the subject mines. If the rate per ton of ore changes when the contract is finalized, the Company will account for the change prospectively as a change in an accounting estimate. The Company did not extract any ore in the three months ended March 31, 2016 and 2015, and accordingly did not accrue the cost of mining rights for the three months ended March 31, 2016 and 2015.

5. OTHER RECEIVABLES

Other receivables mainly consisted of short-term advances to third party companies or individuals, bore no interest and were payable upon demand.

6. VALUE-ADDED TAX RECEIVABLE

At March 31, 2016 and December 31, 2015, the Company had VAT receivable of $2,913,871 and $2,898,546, respectively.  It was the VAT paid on purchases, and it can be carried forward indefinitely for offsetting against future VAT payable.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2016 and December 31, 2015:

	2016	2015
Building	$20,122,470	$20,022,068
Production equipment	17,147,369	16,850,805
Transportation equipment	1,256,376	1,250,108
Office equipment	207,374	206,339
Total	38,733,589	38,329,320
Less: Accumulated depreciation	(10,951,465)	(10,201,342)
Less: impairment allowance	(1,145,471)	(1,139,755)
Net	$26,636,652	$26,988,223

Depreciation for the three months ended March 31, 2016 and 2015 was $692,865 and $777,146, respectively.

8. ADVANCE FROM RELATED PARTIES

At March 31, 2016 and December 31, 2015, China Jinxin owed one of its shareholders $10,584,043 and $10,396,794, respectively, for the purchase of equipment used in construction in progress and for working capital. The advance from shareholders will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of commencement of production at the Zhuolu Mine. China Jinxin had not commenced production as of March 31, 2016.

In addition, at March 31, 2016, China Huaxin owed three shareholders, two of whom are also the Company’s management, $25.09 million used to construct its DRI facility. Of the $25.09 million, $7.46 million had an annual interest rate of 10% and a due date of 6 months from the start date of official production.  The remaining payable bore no interest, and is payable upon demand. China Huaxin also borrowed $3.35 million from certain companies owned by its major shareholder, which bore no interest and is payable upon demand. At March 31, 2016, China Huaxin also owed one related party who is the brother of the Company’s major shareholder the amount of $77,385, this loan bore  interest of 10% per annum and is payable upon demand.

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

At March 31, 2016 and December 31, 2015, Real Fortune HK owed one shareholder $1.20 million for advances to meet operating needs. This advance bears no interest and is payable upon demand.

Below is the summary of advances from related parties at March 31, 2016 and December 31, 2015, respectively.

	2016	2015
Advance from shareholders (also the management)	$36,900,812	$36,688,649
Advance from a related party individual	77,385	76,999
Advance from related party companies	3,347,910	3,246,507
Total	40,326,107	40,012,155
Less: Advance to related parties companies	(4,615)	(64,651)
Advance from related parties, net	$40,321,492	$39,947,504

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

Intangible assets consisted of the following at March 31, 2016 and December 31, 2015:

	2016	2015
Land use rights	$3,802,460	$3,783,487
Less: Accumulated amortization	(489,975)	(462,188)
Net	$3,312,485	$3,321,299

Amortization of intangible assets for the three months ended March 31, 2016 and 2015 was $25,205 and $26,810, respectively. Annual amortization for the next five years from April 1, 2016, is expected to be: $101,875; $101,875; $101,875; $101,875 and $101,875.

10. CONSTRUCTION IN PROGRESS

Construction in progress represents the purchase and installation of equipment for future iron ore refining for China Jinxin.  China Jinxin had total construction in progress of $8,115,165 and $8,074,674 at March 31, 2016 and December 31, 2015, respectively. China Jinxin completed most of the construction for iron ore refining; however, the management plans to further upgrade the facility for DRI production due to increased demand for DRI products in China. China Jinxin will produce DRI at its facility using iron ore processed at the facility.  The Construction for China Jinxin’s DRI facility upgrade was almost completed as of the date of this report date and is currently in the final stage of equipment testing.

In addition, as a result of recent environmental initiatives by government authorities in China, starting from June 2015, China Huaxin is upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. Total estimated cost for this upgrading is RMB 10 million ($1.64 million). China Huaxin did not incur any construction cost as of March 31, 2016.

11. DEFERRED TAX LIABILITY

At March 31, 2016, deferred tax liability of $29,941 arose from the differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of China Huaxin.  The non-current deferred tax liability is presented net of non-current deferred tax asset of $3,167, which arose from the difference between the tax and book amounts for accrued mine restoration costs.

At December 31, 2015, deferred tax liability of $38,048 arose from the differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of China Huaxin.  The non-current deferred tax liability is presented net of non-current deferred tax asset of $3,151, which arose from the difference between the tax and book amounts for accrued mine restoration costs.

12. ACCRUED LIABILITIES AND OTHER PAYABLES

CURRENT

Accrued liabilities and other payables consisted of the following at March 31, 2016 and December 31, 2015:

	2016	2015
Accrued payroll	$283,333	$275,916
Accrued mining rights (see note 4)	68,467	68,126
Accrued interest	4,182,043	3,897,613
Due to unrelated parties	6,536,992	6,297,423
Payable for social insurance	38,157	35,383
Payable for purchase of equipment and material	-	-
Payable for construction	68,099	67,759
Other payables	265,091	284,843
Total	$11,442,182	$10,927,063

As of March 31, 2016, the $6,536,992 due to unrelated parties were short-term advances from unrelated companies or individuals for the Company’s construction and working capital needs, of which, $2,717,529 bore annual interest of 10% and is due 6 months after the commencement of China Huaxin’s official production. The remaining amount of short-term advances bore no interest, and is payable upon demand.

As of December 31, 2015, the $6,297,423 due to unrelated parties were short-term advances from unrelated companies or individuals for the Company’s construction and working capital needs, of which, $2,703,970 bore annual interest of 10% and was due 6 months after the commencement of China Huaxin’s official production. The remaining amount of short-term advances bore no interest, and is payable upon demand.

NONCURRENT

Under local environmental regulations, the Company is obligated at the end of the mine’s useful life to restore and rehabilitate the land that is used in its mining operations. The Company estimates it would cost $560,000 (RMB 3.5 million) to restore the entire Zhuolu mine after extracting all the economical ore for such efforts.

The Company accrued certain mine restoration expenses based on the actual production volume during the period it extracted ore. As of March 31, 2016 and December 31, 2015, the long term accrued mine restoration cost was $12,669 and $12,606, respectively. There was no production during the three months ended March 31, 2016 and 2015.

13. SHORT TERM LOAN

At March 31, 2016 and December 31, 2015, China Jinxin had a short term bank loan of $201,201 and $200,197, respectively.  This loan was entered in June 2013 for one year, and renewed on June 27, 2014 to June 26, 2015, with a monthly interest rate of 0.9%. This loan was renewed on June 30, 2015, for a one-year term to June 29, 2016, with a monthly interest rate of 0.8285%.  The loan was secured by a lien on a fixed asset of China Jinxin.

14. PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012. During 2011, the Company paid $2.86 million (RMB 18.0 million). During 2012, the Company did not make any payment on this payable. On March 20, 2013, the Company amended the payment terms and agreed to pay the remaining balance of $902,098 (RMB 5,500,000) on December 31, 2014. Based on the amended agreement, if the Company pays in full by December 31, 2014, no interest will be charged. If the Company defaults, the Company agreed to pay interest starting on January 1, 2015 based on the current bank interest rate for the remaining balance at that time. As of March 31, 2016 and December 31, 2015, the Company has $851,235 and $846,988 of payable to contractors, respectively. Starting from January 1, 2015, the Company agreed to pay interest based on the current bank interest rate of 5.35% for the outstanding balance at December 31, 2014.

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

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended March 31, 2016 and 2015:

	2016	2015
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.2%	9.1%
Valuation allowance on NOL	24.2%	24.4%
Tax per financial statements	(0.6)%	(0.5)%

The income tax for the three months ended March 31, 2016 and 2015, consisted of the following:

	2016	2015
Income tax (benefit) expense – current	$-	$-
Income tax benefit – deferred	(8,212)	(7,388)
Total income tax benefit	$(8,212)	$(7,388)

16. MAJOR CUSTOMER AND VENDORS

There were no sales for both China Jinxin and China Huaxin in the three months ended March 31, 2016; and there was $243,683 in sales from China Huaxin’s trial production in the three months ended March 31, 2015. Starting from June 2015, China Huaxin ceased production to upgrade its facility.

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

Item 2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

We seek to profit by participating in various aspects of the Chinese steel making industry including the mining and processing of iron ore and other forms of iron, which can be used to produce iron concentrate, fines, pellets or sinter.  To date we have been engaged in iron ore processing and the production of iron ore concentrate in the People’s Republic of China (“PRC”) through our variable interest entity (‘VIE’), China Jinxin, and through the production of DRI by our subsidiary, China Huaxin.

China Jinxin is currently in the process of upgrading its Zhuolu facilities and adding the equipment necessary to produce DRI.

On January 17, 2014, we acquired a direct reduced iron (“DRI”) production facility in Haixing County, Hebei Province.  We completed trial production at this facility and expected to commence commercial production in May 2015. However, as a result of recent environmental initiatives by government authorities in China, starting in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities.

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

Our ability to profit from our facility in Zhuolu is dependent upon our ability to extract and process iron ore from the Zhuolu Mine and sell the output for a price that enables us to profit. To date, all of our sales from this facility have been made to a single customer. We entered into a ten-year contract with this customer, which expires in January 2019. Pursuant to this agreement, we agreed to sell the customer, HSG all of the output from our Zhuolu facility, which it agreed to purchase. The price paid to us by HSG is to be determined by HSG in light of the quality of our product and market prices and is to be such that it results in a proper margin to us. Thus, our ability to profit from our current production facility at the Zhuolu Mine over the next six years will be determined by the prices we receive from HSG. We cannot guarantee that HSG will not offer a price below what it pays to the Company’s competitors. The lower price will reduce our profit margin. However, if we are not satisfied with the price set by HSG, we can attempt to renegotiate the price. In an effort to obtain a higher price from HSG, we have yet to deliver iron ore concentrate we produced in the fourth quarter of 2011. We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output.

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

There was no production and sales for the three months ended March 31, 2016, and sales for the three months ended March 31, 2015 was $243,683, which was from China Huaxin’s trial production.

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

To date we have been dependent upon cash advances from one of the shareholders of the Company. If we were not to obtain sufficient iron ore for processing, it is likely our operations would cease unless this shareholder continues to provide sufficient funds to maintain our plant and equipment until such time as our operations could be resumed.

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

Results of Operations

Comparison of the three months ended March 31, 2016 and 2015

					Dollar	Percentage
	2016	% of Sales	2015	% of Sales	Increase (Decrease)	Increase (Decrease)
Sales	$-	-%	$243,683	100%	$(243,683)	(100)%
Cost of goods sold	-	-%	490,826	201%	(490,826)	(100)%
Gross loss	-	-%	(247,143)	101%	247,143	(100)%
Operating expenses	1,007,404	-	935,673	384%	71,731	8%
Loss from operations	(1,007,404)	-%	(1,182,816)	(485)%	175,412	(15)%
Other expense, net	(267,870)	-%	(277,761)	(114)%	9,891	(4)%
Loss before income taxes	(1,275,274)	-%	(1,460,577)	(599)%	185,303	(13)%
Income tax benefit	(8,212)	-%	(7,388)	(3)%	(824)	11%
Net loss	$(1,267,062)	-%	$(1,453,189)	(596)%	$186,127	(13)%

Sales

Our revenues have been derived from the sale of DRI and iron ore concentrate. We commenced production of iron ore at our Zhuolu facility in March 2010. However, we ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption. We installed power equipment to enable us to maintain a stable power supply to our production equipment and management believes the Energy Saving and Emission Reduction Plan is one-time event and disruptions to our access to energy will not have a material impact on our production in the future. We also ceased production in December 2011 due to a pricing dispute with our major customer and to upgrade our production facilities We acquired a new subsidiary, China Huaxin, in January 2014, through which we own a direct reduced iron production facility, which was recently constructed, China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of recent environmental initiatives by government authorities in China, starting in June 2015, China Huaxin has been upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities.  There was no production and sales for the three months ended March 31, 2016, and sales for the three months ended March 31, 2015 was $243,683, which was from China Huaxin’s trial production.  Construction for China Jinxin’s DRI facility upgrade was complete as of the date of this report and we are currently in the final stages of testing and adjusting this equipment.  We expect to commence trial production with upgraded DRI facilities of Huaxin in the second half of 2016.

Cost of Goods Sold

Cost of goods ("COGS”) sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore, iron ore concentrate and DRI.

COGS for the three months ended March 31, 2016 was $0 due to the absence of sales and production, and was $490,826 for the three month ended March 31, 2015, from the trial production of China Huaxin.

Gross Loss

We did not have any sales and production for the three months ended March 31, 2016.  For the three months ended March 31, 2015, due to our low sales volume and high COGS during the trial production period, we incurred a gross loss of $247,143.

Operating Expenses

Operating expenses consists mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities expenses, and audit and legal expenses.

Operating expenses were $1,007,404 for the three months ended March 31, 2016, compared to $935,673 for the same period in 2015, an increase of $71,731 or 8%,  which was mainly to due to increased  electricity expense of $71,000 of China Huaxin in the three months ended March 31, 2016.

Non-operating Expenses

Non-operating expenses were $267,870 for the three months ended March 31, 2016, compared to $277,761 for the same period in 2015.  The decrease in other expenses was mainly due to decreased interest expense of China Huaxin in the three months ended March 31, 2016.

Net Loss

As a result of lack of sales and production, we had a net loss of $1,267,062 for the three months ended March 31, 2016, compared to net loss of $1,453,189 for the three months ended March 31, 2015.

Liquidity and Capital Resources

The Company’s ability to generate cash from operations is dependent upon its ability to obtain iron ore and iron sands to process and to maintain the permits necessary to process such ore at its current facilities, neither of which is assured. If the Company cannot obtain iron ore and iron sands to process or is no longer able to process ore and sands, it would be dependent upon cash infusions from its current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain its facilities until it can resume operations. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and China Jinxin currently owes $10.58 million to the shareholder. In addition, China Huaxin borrowed $25.09 million from three of the Company’s shareholders (one of whom is the individual who funded China Jinxin and who has lent $16.93 million to China Huaxin, another of whom is the Company’s CEO and who has loaned $2.19 million, and the third of whom is a shareholder and senior officer who has loaned $5.98 million). Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

As of March 31, 2016, cash and equivalents were $90,541, compared to $26,957 as of December 31, 2015. The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2016 and 2015, respectively.

	2016	2015
Net cash provided by (used in) operating activities	$(129,119)	$(556,970)
Net cash provided by (used in) investing activities	14,091	(37,636)
Net cash provided by (used in) financing activities	$177,827	$664,713

Net cash used in operating activities

Net cash used in operating activities was $129,119 for the three months ended March 31, 2016, compared to net cash used in operating activities of $556,970 in the same period of 2015. The decrease of cash outflow from operating activities for three months ended March 31, 2016 was principally attributable to less payments made for advances to suppliers, and increased cash inflow from other receivables, accounts payable, and accrued liabilities and other payables.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $14,091 for the three months ended March 31, 2016, compared to cash used in investing activities of $37,636 for the same period of 2015. During the three months ended March 31, 2016, we had cash inflow of $14,091 from changes in advances to suppliers for construction and equipment.  During the three months March 31, 2015, we paid $124,016 for construction in progress, partially offset by cash inflows of $86,380 from changes in advances to suppliers for construction and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $177,827 for the three months ended March 31, 2016, compared to $664,713 in the same period of 2015. The net cash provided by financing activities in the three months ended March 31, 2016 was mainly due to advances from related parties; while in the same period of 2015, we had $664,713 cash inflow from advances from related parties.

At March 31, 2016, we had a working capital deficit of $53.71 million, an increase of $1.02 million from the deficit at December 31, 2015 of $52.69 million, which was mainly from increased accrued liabilities and other payables and advances from related parties.

As of March 31, 2016, China Jinxin had borrowed $10.58 million from one of its shareholders for working capital and production facility construction needs. The loan of $10.58 million will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine. China Huaxin borrowed $25.09 million from three shareholders; of the $25.09 million, $7.46 million had an annual interest rate of 10% with a due date of the 6th month anniversary of the date of official production.  The remaining payables bore no interest, and were payable upon demand.  In addition, China Huaxin borrowed $3.35 million from certain companies owned by its major shareholder, which bore no interest and is payable upon demand.

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

The following table summarizes our contractual obligations as of March 31, 2016, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$851,235	$851,235	$-	$-	$-
Short-term bank loan	201,201	201,201
Loan payable to related party with 10% annual interest rate	7,459,915	7,459,915	-	-	-
Loan payable to unrelated party with 10% annual interest rate	2,717,529	2,717,529	-	-	-
Total	$11,229,880	$11,229,880	$-	$-	$-

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

Going Concern

We incurred a net loss of $1.27 million for the three months ended March 31, 2016. We also had a working capital deficit of $53.71 million as of March 31, 2016. In addition we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. The price of iron ore concentrate is still in decline. These conditions raise a substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are in the process of upgrading our equipment. Once the upgrading project is completed, we will be able to resume production. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and the Company currently owes $10.58 million to the shareholder. In addition, China Huaxin borrowed $25.09 million from three shareholders, and borrowed $3.35 million from certain companies owned by its major shareholder. Despite such commitments, there is no assurance that adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

As of March 31, 2016, there is no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

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

At March 31, 2016, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at March 31, 2016, such disclosure controls and procedures were not effective.  This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

(b) Changes in Internal Control over Financial Reporting.

 There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described under the heading “Risk Factors” in Item 1A. of our 2015 Form 10-K and “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 2 of Part I of this report and our consolidated financial statements and related notes included in Item 1 of Part I of this report. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

Except as otherwise disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 2 of Part I of this report and our consolidated financial statements and related notes included in Item 1 of Part I of this report, there have been no material changes in the risk factors previously disclosed in the 2015 Form 10-K.

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

ADAMANT DRI PROCESSING AND MINERALS GROUP

Dated: May 18, 2016	By:	/s/ Changkui Zhu
Changkui Zhu
Chief Executive Officer