Form 10-Q
period 2016-06-30
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2016-08-15
CIK 1171008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2016
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-49729

Adamant DRI Processing and Minerals Group
(Exact Name of Registrant as Specified in its Charter)

Nevada	61-1745150
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Chunshugou Luanzhuang Village, Zhuolu County, Zhangjiakou, Hebei Province, China	075600
(Address of principal executive offices)	(Zip code)

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

At August 1, 2016, we had 63,760,110 shares of common stock outstanding.

ADAMANT DRI PROCESSING AND MINERALS GROUP

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Item 1A. Risk Factors	29

Item 6. Exhibits	29

Signatures	30

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	2016	2015

ASSETS

CURRENT ASSETS
Cash & equivalents	$90,147	$26,957
Advance to suppliers	47,427	67,187
Value-added tax receivable	2,839,169	2,898,546
Inventory, net	1,427,577	1,457,828

Total current assets	4,404,320	4,450,518

NONCURRENT ASSETS
Advance to suppliers for construction and equipment	-	37,267
Property and equipment, net	25,287,199	26,988,223
Intangible assets, net	3,202,749	3,321,299
Construction in progress	8,019,620	8,074,674
Goodwill	6,034,620	6,162,494

Total noncurrent assets	42,544,188	44,583,957

TOTAL ASSETS	$46,948,508	$49,034,475

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,088,323	$5,090,947
Accrued liabilities and other payables	11,215,857	10,927,063
Income tax payable	124,668	127,310
Short term loan	196,043	200,197
Payable to contractors	829,412	846,988
Advance from related parties	39,864,283	39,947,504

Total current liabilities	57,318,587	57,140,009

NONCURRENT LIABILITIES
Deferred tax liability	17,108	34,897
Accrued expense	12,344	12,606

Total noncurrent liabilities	29,452	47,503

Total liabilities	57,348,039	57,187,512

STOCKHOLDERS' DEFICIT
Convertible preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 63,760,110 shares	63,760	63,760
Additional paid in capital	6,949,954	6,949,954
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	1,233,233	1,038,408
Accumulated deficit	(19,203,731)	(16,762,412)

Total stockholders' deficit	(10,399,531)	(8,153,037)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$46,948,508	$49,034,475

The accompanying notes are an integral part of these consolidated financial statements.

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
SIX AND THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015

Net Sales	$-	$732,147	$-	$488,464

Cost of Goods Sold	-	1,226,911	-	736,085

Gross Loss	-	(494,764)	-	(247,621)

Operating expenses
Trial production related expenses	-	885,001	-	524,283
General and administrative	1,924,152	1,302,201	916,748	727,246

Total operating expenses	1,924,152	2,187,202	916,748	1,251,529

Loss from operations	(1,924,152)	(2,681,966)	(916,748)	(1,499,150)

Non-operating income (expenses)
Interest income	84	436	59	144
Other income (expenses)	10	(1,415)	10	(4)
Interest expense	(533,913)	(567,849)	(266,410)	(291,700)
Bank charges	(676)	(616)	(284)	(123)

Total non-operating expenses, net	(534,495)	(569,444)	(266,625)	(291,683)

Loss before income tax	(2,458,647)	(3,251,410)	(1,183,373)	(1,790,833)

Income tax benefit	(17,328)	(15,263)	(9,116)	(7,875)

Net loss	(2,441,319)	(3,236,147)	(1,174,257)	(1,782,958)

Other comprehensive income
Foreign currency translation gain (loss)	194,825	(6,934)	143,534	(3,626)

Net comprehensive loss	$(2,246,494)	$(3,243,081)	$(1,030,723)	$(1,786,584)

Basic and diluted weighted average shares outstanding	63,760,110	63,760,110	63,760,110	63,760,110

Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.02)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,441,319)	$(3,236,147)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,436,684	1,613,768
Changes in deferred taxes	(17,328)	(15,263)
(Increase) decrease in assets and liabilities:
Advance to suppliers	(44,288)	462,261
Other receivables	(15,127)	1,037,789
Inventory	-	(132,545)
Accounts payable	(17,135)	102,514
Unearned revenue	-	277,379
Accrued liabilities and other payables	538,626	1,431,570
Taxes payable	(782)	76,777

Net cash provided by (used in) operating activities	(560,669)	1,618,103

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(106,580)	(115,381)
Acquisition of fixed assets	-	(39,466)
Advance to suppliers for construction and equipment	-	86,510

Net cash used in investing activities	(106,580)	(68,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from (repayment to) related parties	731,941	(1,777,189)

Net cash provided by (used in) financing activities	731,941	(1,777,189)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(1,502)	(327)

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	63,190	(227,750)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	26,957	269,250

CASH & EQUIVALENTS, END OF PERIOD	$90,147	$41,500

Supplemental Cash Flow Data:
Income tax paid	$-	$-
Interest paid	$14,900	$62,002

The accompanying notes are an integral part of these consolidated financial statements.

ADAMANT DRI PROCESSING AND MINERALS GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Adamant DRI Processing and Minerals Group (“Adamant’ or “the Company or “Group”), is a Nevada corporation incorporated in July 2014 and successor by merger to UHF Incorporated, a Delaware corporation (“UHF”).

The Company produces Direct Reduced Iron (“DRI”) using advanced reduction rotary kiln technology with iron sand as the principal raw material. ‘Reduced Iron’ derives its name from the chemical change that iron ore undergoes when it is heated in a furnace at high temperatures in the presence of hydrocarbon-rich gasses. ‘Direct reduction’ refers to processes which reduce iron oxides to metallic iron below the melting point of iron

On July 4, 2014, the Company entered into an Agreement and Plan of Merger with UHF, pursuant to which UHF merged with and into Adamant with Adamant as the surviving entity (the “Merger”), as a result of which each outstanding share of common stock of UHF at the effective time of the Merger was converted into one share of the common stock of Adamant, and the outstanding share of series Preferred Stock was converted into 17,839,800 shares of common stock. The Merger was effected on August 29, 2014.

UHF was the successor to UHF Incorporated, a Michigan corporation (“UHF Michigan”), as a result of domicile merger effected on December 29, 2011.

On June 30, 2014, UHF entered into and closed a share exchange agreement, or the Target Share Exchange Agreement, with Target Acquisitions I, Inc., a Delaware corporation (“Target”), and the stockholders of Target (the “Target Stockholders”), pursuant to which UHF acquired 100% of the issued and outstanding capital stock of Target for 43,375,638 shares of UHF’s common stock and one share of UHF’s series A convertible preferred stock, convertible into an additional 17,839,800 shares of common stock.  Since UHF’s certificate of incorporation only authorized the issuance of 50,000,000 shares of common stock, UHF did not have sufficient authorized but unissued shares of common stock to complete the acquisition of Target, so the Board of Directors authorized the issuance to one of the Target Stockholders one share of series A convertible preferred stock convertible into 17,839,800 shares of common stock at such time as UHF amended its certificate of incorporation to increase the number of authorized shares of common stock or merged with and into another corporation which had sufficient shares of authorized but unissued shares of common stock for issuance upon conversion. [ Given that it has been converted can we delete Following the closing of the share exchange, UHF had outstanding 45,920,310 shares of common stock and one share of series A convertible preferred stock, which was converted into 17,839,800 common shares on August 29, 2014.

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

The Company operates in China through Zhuolu Jinxin Mining Co., Ltd. (“China Jinxin”), the Company’s variable interest entity which the Company controls through a series of agreements between China Jinxin and China Tongda and, as of January 24, 2014, owned Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”) which is owned by China Tongda.  The Group’s structure is as follows:

China Jinxin is an early stage mining company which processes iron ore at its production facility in Hebei Province. China Jinxin currently does not own any mines or hold any mining rights. In 2015, management determined to further upgrade the facility to enable it to produce DRI due to increased demand for DRI products in China; accordingly, China Jinxin will produce DRI at its facility using iron ore processed at the facility. Through contractual arrangements among China Tongda and China Jinxin, and its shareholders, the Company controls China Jinxin’s operations and financial affairs. As a result of these agreements, China Tongda is considered the primary beneficiary of China Jinxin (see Note 2) and accordingly, China Jinxin’s results of operations and financial condition are consolidated in the Group’s financial statements. All issued and outstanding shares of China Jinxin are held by 15 Chinese citizens.

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

China Huaxin was established in August 2010 and is located in Haixing Qingxian Industrial Park, Cangzhou, Hebei Province PRC.  China Huaxin is engaged in producing and selling DRI.  Prior to 2015, China Huaxin conducted no business activities other than construction of its DRI production facility.  Construction of the DRI Facility has been completed, and China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of recent environmental initiatives by national, provincial and local government authorities in China, starting in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. The Company expects to commence trial production at China Huaxin’s upgraded DRI facilities in the second half of 2016.

The consolidated interim financial information as of June 30, 2016 and for the six and three month periods ended June 30, 2016 and 2015 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) was not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the SEC. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2016, results of operations and cash flows for the six and three months ended June 30, 2016 and 2015, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 which requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE or is entitled to a majority of the VIE’s residual returns.  In determining China Jinxin to be the VIE of China Tongda, the Company considered the following indicators, among others:

China Tongda has the right to control and administer the financial affairs and operations of China Jinxin and to manage and control all assets of China Jinxin. The equity holders of China Jinxin as a group have no right to make any decision about China Jinxin’s activities without the consent of China Tongda. China Tongda will be paid quarterly, management consulting and technical support fees equal to all pre-tax profits, if any, of that quarter. If there are no earnings before taxes and other cash expenses, during any quarter, no fee shall be paid. If China Jinxin sustains losses, they will be carried to the next period and deducted from the next service fee. China Jinxin has the right to require China Tongda to pay China Jinxin the amount of any loss incurred by China Jinxin.

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

However, the VIE is monitored by the Company to determine if any events have occurred that could cause its primary beneficiary status to change. These events include whether:

a.	China Jinxin's governing documents or contractual arrangements are changed in a manner that changes the characteristics or adequacy of China Tongda's equity investment at risk.

b.	The equity investment in China Jinxin or some part thereof is returned to its shareholders or China Tongda, and other entities become exposed to expected losses of China Jinxin.

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

There has been no change in the VIE structure during the six months ended June 30, 2016 and 2015, and none of the events listed in a-d above have occurred.

The accompanying consolidated financial statements include the accounts of Real Fortune BVI, Real Fortune HK, China Tongda, China Jinxin and China Huaxin, which are collectively referred to as the “Company”. All significant intercompany accounts and transactions were eliminated in the consolidated financial statements.

Going Concern

The Company incurred a net loss of $2.44 million for the six months ended June 30, 2016. The Company also had a working capital deficit of $52.91 million as of June 30, 2016. In addition, China Jinxin has refused to sell its iron ore concentrate to its sole customer because of the low price offered. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. China Jinxin is upgrading its facility and equipment, which when completed, will enable the Company to produce DRI. China Jinxin’s DRI facility upgrade was almost complete as of the date of this report and is currently in the final stage of equipment testing.  A shareholder of the Company indicated that she will continue to fund China Jinxin, although there is no written agreement in place and China Jinxin currently owes $10.43 million to this shareholder.  In addition, China Huaxin currently owes $24.55 million to three of the Company’s shareholders, two of whom are also members of the Company’s management (one is the individual who funded China Jinxin who has lent $16.59 million to China Huaxin), for constructing its DRI facility, and borrowed $3.43 million from companies owned by its major shareholder. China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of recent environmental initiatives by national, provincial and local government authorities in China, in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. China Huaxin expects to commence trial production with upgraded DRI facilities in the second half of 2016. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On January 23, 2014, the Company completed the acquisition of China Huaxin.  Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess recorded to goodwill. The Company recognized RMB 40.02 million ($6.54 million) goodwill from the acquisition.  At December 31, 2014, the Company reappraised the fair value of China Huaxin by using the replacement cost due to the fact China Huaxin did not start official production in 2015 due to the upgrading of its DRI facilities.  As of December 31, 2015, the Company evaluated the impairment of goodwill using DCF analysis and believed nothing has changed since December 31, 2014. The Company expects to commence trial production with upgraded DRI facilities in the second half of 2016. Accordingly, the Company concluded the goodwill of Huaxin was not impaired.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had no accounts receivable or bad debt allowances at June 30, 2016 and December 31, 2015.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2016 and December 31, 2015, there were $1.12 million and $1.14 million in impairments of its long-lived assets, respectively.

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about their merits or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At June 30, 2016 and December 31, 2015, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of June 30, 2016 and December 31, 2015, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the six and three months ended June 30, 2016 and 2015 consisted of net loss and foreign currency translation adjustments.

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

FASB ASC Topic 280 has no effect on the Company’s financial statements as substantially all of its operations are conducted in one industry segment – iron ore mining.  With the upgrading of DRI facilities for both China Jinxin and China Huaxin, the Company will be shifting its main product from iron ore to DRI when the upgrading is completed in mid-2016.

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

3. INVENTORY

Inventory consisted of the following at June 30, 2016 and December 31, 2015:

	2016	2015
Material	$1,836,711	$1,875,631
Finished goods	621,469	634,638
Less: inventory impairment	(1,030,603)	(1,052,441)
Total	$1,427,577	$1,457,828

4. MINING RIGHTS

The Company is currently negotiating with the Department of Land and Resources of Hebei Province and the local Zhuolu County government to obtain the rights to mine in Zhuolu County where one of its production facilities is located. Pending the final contract, the Company accrued the cost of mining rights based on the quantity of ore extracted (see Note 12). The Company used $0.68 (RMB 2.4 per ton) based on a royalty rate prescribed by the local authority based on the purity of ore in the subject mines. If the rate per ton of ore changes when the contract is finalized, the Company will account for the change prospectively as a change in an accounting estimate. The Company did not extract any ore in the six and three months ended June 30, 2016 and 2015, and accordingly did not accrue the cost of mining rights for the six and three months ended June 30, 2016 and 2015.

5. OTHER RECEIVABLES

Other receivables mainly consisted of short-term advances to third party companies or individuals, bore no interest and were payable upon demand.

6. VALUE-ADDED TAX RECEIVABLE

At June 30, 2016 and December 31, 2015, the Company had VAT receivable of $2,839,169 and $2,898,546, respectively.  It was the VAT paid on purchases, and it can be carried forward indefinitely for offsetting against future VAT payable.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2016 and December 31, 2015:

	2016	2015
Building	$19,606,602	$20,022,068
Production equipment	16,729,778	16,850,805
Transportation equipment	1,224,167	1,250,108
Office equipment	202,058	206,339
Total	37,762,605	38,329,320
Less: Accumulated depreciation	(11,359,301)	(10,201,342)
Less: impairment allowance	(1,116,105)	(1,139,755)
Net	$25,287,199	$26,988,223

Depreciation for the six months ended June 30, 2016 and 2015 was $1,385,998 and $1,560,068, respectively.
Depreciation for the three months ended June 30, 2016 and 2015 was $693,574 and $778,279, respectively.

8. ADVANCE FROM RELATED PARTIES

At June 30, 2016 and December 31, 2015, China Jinxin owed one of its shareholders $10,427,015 and $10,396,794, respectively, for the purchase of equipment used in construction in progress and for working capital needs. The advance from shareholders will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of commencement of production at the Zhuolu Mine. China Jinxin had not commenced production as of June 30, 2016.

In addition, at June 30, 2016, China Huaxin owed three shareholders, two of whom are also the Company’s management, $24.55 million used to construct its DRI facility. Of the $24.55 million, $7.19 million had an annual interest rate of 10% and a due date of six months from the start date of official production.  The remaining payable bore no interest, and is payable upon demand. China Huaxin also borrowed $3.59 million from certain companies owned by its major shareholder, which bore no interest and is payable upon demand. At June 30, 2016, China Huaxin also owed one related party who is the brother of the Company’s major shareholder the amount of $75,401, this loan bore interest of 10% per annum and is payable upon demand.

At December 31, 2015, China Huaxin owed three shareholders, two of whom are also the Company’s management, $25.06 million used to construct its DRI facility. Of the $25.06 million, $7.42 million had an annual interest rate of 10% and a due date of six months from the start date of official production.  The remaining payable bore no interest, and is payable upon demand. China Huaxin also borrowed $3.25 million from certain companies owned by its major shareholder, which bore no interest and is payable upon demand. In addition, China Huaxin also owed one related party who is the brother of the Company’s major shareholder the amount of $76,999, this loan bore annual interest of 10% and is payable upon demand.

At June 30, 2016 and December 31, 2015, Real Fortune HK owed one shareholder $1.20 million for advances to meet operating needs. This advance bears no interest and is payable upon demand.

Below is the summary of advances from related parties at June 30, 2016 and December 31, 2015, respectively.

	2016	2015
Advance from shareholders (also the management)	$36,199,532	$36,688,649
Advance from a related party individual	75,401	76,999
Advance from related party companies	3,593,847	3,246,507
Total	39,868,780	40,012,155
Less: Advance to related parties’ companies	(4,497)	(64,651)
Advance from related parties, net	$39,864,283	$39,947,504

9. INTANGIBLE ASSETS, NET

Intangible assets consisted solely of land use rights. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. China Jinxin acquired land use rights during 2006 for $0.75 million (RMB 5 million). China Huaxin acquired land use rights for $2.96 million (RMB 18.24 million) in November 2012 with fair value of $5.04 million (RMB 31 million) at acquisition date. China Jinxin and China Huaxin have the right to use their land for 20 and 49 years, respectively, and are amortizing such rights on a straight-line basis for 20 and 49 years, respectively.

Intangible assets consisted of the following at June 30, 2016 and December 31, 2015:

	2016	2015
Land use rights	$3,704,978	$3,783,487
Less: Accumulated amortization	(502,229)	(462,188)
Net	$3,202,749	$3,321,299

Amortization of intangible assets for the six months ended June 30, 2016 and 2015 was $50,399 and $53,700, respectively. Amortization of intangible assets for the three months ended June 30, 2016 and 2015 was $25,194 and $26,890, respectively. Annual amortization for the next five years from July 1, 2016, is expected to be: $99,263; $99,263; $99,263; $99,263 and $99,263.

10. CONSTRUCTION IN PROGRESS

Construction in progress represents the purchase and installation of equipment for future iron ore refining for China Jinxin.  China Jinxin had total construction in progress of $8,019,620 and $8,074,674 at June 30, 2016 and December 31, 2015, respectively. China Jinxin completed most of the construction for iron ore refining; however, the management plans to further upgrade the facility for DRI production due to increased demand for DRI products in China. China Jinxin will produce DRI at its facility using iron ore processed at the facility.  The construction for China Jinxin’s DRI facility upgrade was almost completed as of the date of this report date and is currently in the final stage of equipment testing.

In addition, as a result of recent environmental initiatives by government authorities in China, starting from June 2015, China Huaxin has been upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. Total estimated cost for this upgrade is RMB 10 million ($1.64 million). China Huaxin did not incur any construction costs for the six and three months ended as of June 30, 2016.

11. DEFERRED TAX LIABILITY

At June 30, 2016, deferred tax liability of $17,108 arose from the differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of China Huaxin.  The non-current deferred tax liability is presented net of non-current deferred tax asset of $3,086, which arose from the difference between the tax and book amounts for accrued mine restoration costs.

At December 31, 2015, deferred tax liability of $34,897 arose from the differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of China Huaxin.  The non-current deferred tax liability is presented net of non-current deferred tax asset of $3,151, which arose from the difference between the tax and book amounts for accrued mine restoration costs.

12. ACCRUED LIABILITIES AND OTHER PAYABLES

CURRENT

Accrued liabilities and other payables consisted of the following at June 30, 2016 and December 31, 2015:

	2016	2015
Accrued payroll	$314,505	$275,916
Accrued mining rights (see note 4)	66,712	68,126
Accrued interest	4,327,852	3,897,613
Due to unrelated parties	6,416,891	6,297,423
Payable for social insurance	37,441	35,383
Payable for purchase of equipment and material	-	-
Payable for construction	66,353	67,759
Others	(13,897)	284,843
Total	$11,215,856	$10,927,063

As of June 30, 2016, the $6,416,891 due to unrelated parties were short-term advances from unrelated companies or individuals for the Company’s construction and working capital needs, of which, $2,647,862 bore annual interest of 10% and is due 6 months after the commencement of China Huaxin’s official production. The remaining amount of short-term advances bore no interest, and is payable upon demand.

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

The Company accrued certain mine restoration expenses based on the actual production volume during the period it extracted ore. As of June 30, 2016 and December 31, 2015, the long term accrued mine restoration cost was $12,344 and $12,606, respectively. There was no production during the six and three months ended June 30, 2016 and 2015.

13. SHORT TERM LOAN

At June 30, 2016 and December 31, 2015, China Jinxin had a short term bank loan of $196,043 and $200,197, respectively.  This loan was entered in June 2013 for one year, and renewed on June 27, 2014 to June 26, 2015, with a monthly interest rate of 0.9%. This loan was renewed on June 30, 2015, for a one-year term to June 29, 2016, and was further renewed to June 26, 2017, with a monthly interest rate of 0.8285%.  The loan was secured by a lien on a fixed asset of China Jinxin.

14. PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012. During 2011, the Company paid $2.86 million (RMB 18.0 million). During 2012, the Company did not make any payment on this payable. On March 20, 2013, the Company amended the payment terms and agreed to pay the remaining balance of $902,098 (RMB 5,500,000) on December 31, 2014. Based on the amended agreement, if the Company paid in full by December 31, 2014, no interest would be charged. The Company agreed that if it defaulted it would pay interest starting on January 1, 2015 based on the current bank interest rate for the remaining balance at that time. Starting from January 1, 2015, the Company agreed to pay interest based on the current bank interest rate of 5.35% for the outstanding balance at December 31, 2014.  As of June 30, 2016 and December 31, 2015, the Company has $829,412 and $846,988 of payable to contractors, respectively.

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

The following table reconciles the statutory rates to the Company’s effective tax rate for the six months ended June 30, 2016 and 2015:

	2016	2015
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.2%	9.1%
Valuation allowance on NOL	24.1%	24.4%
Tax per financial statements	(0.7)%	(0.5)%

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended June 30, 2016 and 2015:

	2016	2015
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.2%	9.1%
Valuation allowance on NOL	24.0%	24.5%
Tax per financial statements	(0.8)%	(0.4)%

The income tax for the six months ended June 30, 2016 and 2015, consisted of the following:

	2016	2015
Income tax (benefit) expense – current	$-	$-
Income tax (benefit) expense – deferred	(17,328)	(15,263)
Total income tax benefit	$(17,328)	$(15,263)

The income tax for the three months ended June 30, 2016 and 2015, consisted of the following:

	2016	2015
Income tax (benefit) expense - current	$-	$-
Income tax (benefit) expense - deferred	(9,116)	(7,875)
Total income tax expense	$(9,116)	$(7,875)

16. MAJOR CUSTOMER AND VENDORS

There were no production and sales for the six and three months ended June 30, 2016, and sales for the six and three months ended June 30, 2015 were $732,147 and $243,683, respectively, which was from China Huaxin’s trial production.

China Jinxin made a 10-year contract with Handan Steel Group Company (“HSG”) a state-owned enterprise, and agreed to sell all of its output from its Zhuolu production facility to HSG. The selling price was to be based on the market price. HSG agreed to purchase all the Company’s products from its Zhuolu production facility regardless of changes in the market. China Jinxin is economically dependent on HSG. However, as of today, China Jinxin has refused to sell its iron ore concentrate to its sole customer because of the low price offered.

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

All mineral resources in China are owned by the state. Thus, the Company’s ability to obtain iron ore is dependent upon its ability to obtain mineral rights from the relevant state authorities, purchase ore from another party that has mining rights from the state or import ore from outside the PRC. It is generally not feasible to transport iron ore any significant distance before processing. The Company has yet to obtain long term rights to any iron mine and there is no assurance the Company will be able to do so. Although the Company has extracted iron ore from the Zhuolu Mine on which the Company’s production facilities are located, the Company does not have the right to do so and can be subjected to various fines and penalties. The Company is not able to determine the amount of fines and penalties at the current stage; however, the Company believes the fines and penalties are negotiable with the authorities. If the Company is not able to obtain mining rights to the Zhuolu Mine in the future, the Company will have to cease mining operations at the Zhuolu Mine and the Company will seek to acquire iron ore from third parties. The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.

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

On January 17, 2014, we acquired a direct reduced iron (“DRI”) production facility in Haixing County, Hebei Province.  We completed trial production at this facility and expected to commence commercial production in May 2015. However, as a result of recent environmental initiatives by government authorities in China, starting in June 2015, we began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities.

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

To date, we have received only temporary manufacturing licenses granted by the agencies of the local government, which allowed us to process ore that we obtained from Zhuolu Mine, the mine on which our facility is located, or other third parties.

Our ability to profit from our facility in Zhuolu is dependent upon our ability to extract and process iron ore from the Zhuolu Mine and sell the output for a price that enables us to profit. To date, all of our sales from this facility have been made to a single customer. We entered into a ten-year contract with this customer, which expires in January 2019. Pursuant to this agreement, we agreed to sell the customer, HSG all of the output from our Zhuolu facility, which it agreed to purchase. The price paid to us by HSG is to be determined by HSG in light of the quality of our product and market prices and is to be such that it results in a proper margin to us. Thus, our ability to profit from our current production facility at the Zhuolu Mine over the next few years will be determined by the prices we receive from HSG. We cannot guarantee that HSG will not offer a price below what it pays to the Company’s competitors. The lower price will reduce our profit margin. However, if we are not satisfied with the price set by HSG, we can attempt to renegotiate the price. In an effort to obtain a higher price from HSG, we have yet to deliver iron ore concentrate we produced in the fourth quarter of 2011. We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output.

The volume of the iron ore concentrates we sell from the Zhuolu facility is determined, in part, by the quality of the crude iron ore we process and the rate at which we process such crude ore. Inasmuch as the price we sell our concentrate to HSG should result in a gross profit, our ability to operate profitably will be determined by the volume of iron ore concentrate we produce and our operating expenses. Our facilities began processing crude iron ore in March 2010 and were idle for approximately six months because of the government shutdown of our electricity and have been idle since December 2011 because of our decision to upgrade our production lines. Thus, to date, our Zhuolu facilities have not operated at maximum capacity for a full year on an uninterrupted basis.

Our current Zhuolu production plant can process up to 800,000 tons of iron ore every year from which we can derive approximately 300,000 tons of iron ore concentrate. However, in December 2011 we halted production to upgrade the production lines to improve their iron ore refinement and iron ore concentration rates, and later to install the equipment necessary to produce DRI.

There was no production and sales for the six and three months ended June 30, 2016, and sales for the six and three months ended June 30, 2015 were $732,147 and $243,683, respectively, which was from China Huaxin’s trial production.

All mineral resources in China are owned by the state. Thus, our ability to obtain iron ore depends upon our ability to obtain mineral licenses from the relevant state authorities, purchase ore from another party that has mining rights or import ore from outside of China. It is generally not feasible to transport iron ore any significant distance before processing. We believe, as evidenced by our shareholders’ willingness to finance the construction of our Zhuolu facilities, there is sufficient iron ore in the vicinity of our Zhuolu facilities to enable us to operate them at a profit. Nevertheless, we have yet to obtain long term rights to any iron mine and there is no assurance we will be able to do so. Although we extracted iron ore from the Zhuolu Mine where our production facilities are located, we do not have the right to do so and can be subjected to various fines and penalties. However, since we paid geological survey fees on behalf of the local government so it could process applications related to the right to mine the Zhuolu Mine and has not received any challenges from any authorities regarding our mining activities, we believe that even if fines and penalties are assessed against us in the future, the amount should be negotiable with the authorities. If we are unable to obtain mining rights to the Zhuolu Mine, we will have to acquire iron ore from third parties. The failure to obtain iron ore for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.

To date we have been dependent upon cash advances from shareholders of the Company. If we were not to obtain sufficient iron ore for processing, it is likely our operations would cease unless our shareholders continue to provide sufficient funds to maintain our plant and equipment until such time as our operations could be resumed.

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

The profitability of the mining industry in China and of our Company in particular, is dependent upon the demand for iron ore and other metals within China. This demand in turn, is influenced by general economic factors, such as the rate of growth of the economy and of the construction industry. There can be no assurance that China will return to the rapid rates of growth it experienced in the recent past. If the rate of growth of the Chinese economy remains low or were to slow down, demand for iron and steel could fall, adversely impacting our operations.

Results of Operations

Comparison of the six months ended June 30, 2016 and 2015

					Dollar	Percentage
	2016	% of Sales	2015	% of Sales	Increase (Decrease)	Increase (Decrease)
Sales	$-	-%	$732,147	-%	$(732,147)	(100)%
Cost of goods sold	-	-%	1,226,911	168%	(1,226,911)	(100)%
Gross loss	-	-%	(494,764)	(68)%	494,764	(100)%
Operating expenses	1,924,152	-%	2,187,202	298%	(263,050)	(12)%
Loss from operations	(1,924,152)	-%	(2,681,966)	(366)%	(757,814)	(28)%
Other expense, net	(534,495)	-%	(569,444)	(78)%	(34,949)	(6)%
Loss before income taxes	(2,458,647)	-%	(3,251,410)	(444)%	(792,763)	(24)%
Income tax benefit	(17,328)	-%	(15,263)	(2)%	2,065	14%
Net loss	$(2,441,319)	-%	$(3,236,147)	(442)%	$(794,828)	(25)%

Sales

Our revenues have been derived from the sale of DRI and iron ore concentrate. We commenced production of iron ore at our Zhuolu facility in March 2010. However, we ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption. We installed power equipment to enable us to maintain a stable power supply to our production equipment and management believes the Energy Saving and Emission Reduction Plan is one-time event and disruptions to our access to energy will not have a material impact on our production in the future. We also ceased production in December 2011 due to a pricing dispute with our major customer and to upgrade our production facilities We acquired a new subsidiary, China Huaxin, in January 2014, through which we own a direct reduced iron production facility, which was recently constructed, China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of recent environmental initiatives by government authorities in China, starting in June 2015, China Huaxin has been upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities.  There was no production and sales for the six months ended June 30, 2016, and sales for the six months ended June 30, 2015 was $732,147, which was from China Huaxin’s trial production.  Construction for China Jinxin’s DRI facility upgrade was complete as of the date of this report and we are currently in the final stages of testing and adjusting this equipment.  We expect to commence trial production with upgraded DRI facilities of Huaxin in the second half of 2016.

Cost of Goods Sold

Cost of goods ("COGS”) sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore, iron ore concentrate and DRI.

There were no COGS for the six months ended June 30, 2016 due to the absence of sales and production. COGS were $1,226,911 for the six months ended June 30, 2015, which was for China Huaxin’s trial production.

Gross Loss

We did not have any sales and production for the six months ended June 30, 2016. For the six months ended June 30, 2015, due to our low sales volume, low unit selling prices resulting from the sale of semi-finished products, and high COGS during the trial production period, we incurred a gross loss of $494,764.

Operating Expenses

Operating expenses consist mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities, and audit and legal expenses.

Operating expenses were $1,924,152 for the six months ended June 30, 2016, compared to $2,187,202 for the same period in 2015, a decrease of $263,050 or 12%, which was mainly due to the absence of trial production related expenses in the six months ended June 30, 2016, compared to $885,001of such expenses incurred in the same period of 2015, despite our lack of production in 2016, our electricity expense increased by $48,000 in the six months ended June 30, 2016 compared to the same period of prior year.

Other Expenses

Other expenses were $534,495 for the six months ended June 30, 2016, compared to $569,444 for the 2015 period.  The 6% decrease in other expense was mainly due to decreased interest expense of $31,044.

Net Loss

As a result of the lack of sales and production, we had a net loss of $2,441,319 for the six months ended June 30, 2016, compared to net loss of $3,236,147 for the six months ended June 30, 2015.

Comparison of the three months ended June 30, 2016 and 2015

					Dollar	Percentage
	2016	% of Sales	2015	% of Sales	Increase (Decrease)	Increase (Decrease)
Sales	$-	-%	$488,464	100%	$(488,464)	(100)%
Cost of goods sold	-	-%	736,085	151%	(736,085)	(100)%
Gross loss	-	-%	(247,621)	(51)%	247,621	(100)%
Operating expenses	916,748	-%	1,251,529	256%	(334,781)	(27)%
Loss from operations	(916,748)	-%	(1,499,150)	(307)%	(582,402)	(39)%
Other expense, net	(266,625)	-%	(291,683)	(60)%	(25,058)	(9)%
Loss before income taxes	(1,183,373)	-%	(1,790,833)	(367)%	(607,460)	(34)%
Income tax benefit	(9,116)	-%	(7,875)	(2)%	1,241	16%
Net loss	$(1,174,257)	-%	$(1,782,958)	(365)%	$(608,701)	(34)%

Sales

Our revenues have been derived from the sale of DRI and iron ore concentrate.  There is no need to repeat There were no production and sales for the three months ended June 30, 2016, and sales for the three months ended June 30, 2015 were $488,464, which was from China Huaxin’s trial production.  We expect to commence trial production with upgraded DRI facilities in Haixing in the second half of 2016.

Cost of Goods Sold

There was no COGS for the three months ended June 30, 2016. COGS for the three months ended June 30, 2016 was $0 due to the absence of sales and production, and was $736,085 for the three month ended June 30, 2015, as a result of the trial production of China Huaxin.

Gross Loss

We did not have any sales and production for the three months ended June 30, 2016.  For the three months ended June 30, 2015, due to our low sales volume and high COGS during the trial production period, we incurred a gross loss of $247,621.

Operating Expenses

Operating expenses were $916,748 for the three months ended June 30, 2016, compared to $1,251,529 for the same period in 2015, a decrease of $334,781 or 27%, which was mainly due to the absence of trial production related expenses in the three months ended June 30, 2016, compared to $524,283 of such expenses in the three months ended June 30, 2015, despite the absence of production in 2016, our electricity expense increased  bye $4,100 in the three months ended June 30, 2016 compared to the year earlier period.

Other Expenses

Other expenses were $266,625 for the three months ended June 30, 2016, compared to $291,683 for the same period in 2015.  The decrease in other expenses was mainly due to decreased interest expenses in the three months ended June 30, 2016.

Net Loss

As a result of lack of sales and production, we had a net loss of $1,174,257 for the three months ended June 30, 2016, compared to net loss of $1,782,958 for the three months ended June 30, 2015.

Liquidity and Capital Resources

The Company’s ability to generate cash from operations is dependent upon its ability to obtain iron ore and iron sands to process and to maintain the permits necessary to process such ore at its current facilities, neither of which is assured. If the Company cannot obtain iron ore and iron sands to process or is no longer able to process ore and sands, it would be dependent upon cash infusions from its current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain its facilities until it can resume operations. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and China Jinxin currently owes $10.43 million to the shareholder. In addition, China Huaxin borrowed $24.55 million from three of the Company’s shareholders (one of whom is the individual who funded China Jinxin and who has lent $16.59 million to China Huaxin, another of whom is the Company’s CEO and who has loaned $2.13 million, and the third of whom is a shareholder and senior officer who has loaned $5.82 million). Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds may have a severe negative impact on our ability to become a viable company.

Other than current construction in progress, which will be funded by one of the Company’s shareholder, we do not anticipate significant cash expenditures in the immediate future on our current production facilities. Nevertheless, we may require working capital once we resume production at our facilities. The shareholders of the Company verbally agreed to continue to provide cash to satisfy the Company’s working capital needs. However, in the future, the Company intends to continue the expansion of operations by acquiring new production facilities and mines. The acquisitions will be paid for with cash or our equity securities, or combinations of both. Failure to obtain such financing could have a material adverse effect on our business expansion. The sale by the Company of its equity securities would dilute the interest of its current shareholders. Further, there is no guarantee of the terms on which such an issuance would occur, if at all, or whether such terms would be favorable to the Company’s current shareholders.

As of June 30, 2016, cash and equivalents were $90,147, compared to $26,957 as of December 31, 2015. The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2016 and 2015, respectively.

	2016	2015
Net cash provided by (used in) operating activities	$(560,669)	$1,618,103
Net cash provided by (used in) investing activities	(106,580)	(68,337)
Net cash provided by (used in) financing activities	$731,941	$(1,777,189)

Net cash provided by (used in) operating activities

Net cash used in operating activities was $560,669 for the six months ended June 30, 2016, compared to net cash provided by operating activities of $1,618,103 in the same period of 2015. The increase of cash outflow from operating activities for the six months ended June 30, 2016 was principally attributable to payments made for advances to suppliers of $44,288, other receivables of $15,127, and accounts payable of $17,135, in contrast to the 2015 period when we had cash inflow of $462,261 from advance to suppliers, $1,037,789 from other receivables, and $102,514 from accounts payable.

Net cash provided by (used in) investing activities

Net cash used investing activities was $106,580 for the six months ended June 30, 2016, compared to cash used in investing activities of $68,337 for the same period of 2015. During the six months ended June 30, 2016, we had cash outflow of $106,580 for construction projects.  During the six months June 31, 2015, we paid $115,381 for construction projects, and $39,466 for the acquisition of fixed assets, partially offset by cash inflows of $86,510 from a decrease in advances to suppliers for construction and equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $731,941 for the six months ended June 30, 2016, compared to net cash used in financing activities of $1,777,189 in the same period of 2015. The net cash provided by financing activities in the six months ended June 30, 2016 was due to advances from related parties; while in the same period of 2015, we paid $1,777,189 to related parties in respect of prior loans.

At June 30, 2016, we had a working capital deficit of $52.91 million, a decrease of $0.22 million from the deficit at December 31, 2015 of $52.69 million, which was mainly from increased accrued liabilities and other payables and decreased value-added tax receivable.

As of June 30, 2016, China Jinxin had borrowed $10.43 million from one of its shareholders for working capital and production facility construction needs. The loan of $10.43 million will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine. China Huaxin borrowed $24.55 million from three shareholders; of the $24.55 million, $7.19 million has an annual interest rate of 10% with a due date of the 6th month anniversary of the date of official production.  The remaining payables bear no interest, and are payable upon demand.  In addition, China Huaxin borrowed $3.59 million from certain companies owned by its major shareholder, which bear no interest and are payable upon demand.

Contractual Obligations

We have certain fixed contractual obligations and commitments in respect of which we estimate future payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We present below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following table summarizes our contractual obligations as of June 30, 2016, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$829,412	$829,412	$-	$-	$-
Short-term bank loan	196,043	196,043
Loan payable to related party with 10% annual interest rate	7,268,669	7,268,669	-	-	-
Loan payable to unrelated party with 10% annual interest rate	2,647,862	2,647,862	-	-	-
Total	$10,941,986	$10,941,986	$-	$-	$-

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

Going Concern

We incurred net losses of $2.44 million and $1.17 million for the six and three months ended June 30, 2016, respectively. We also had a working capital deficit of $52.91 million as of June 30, 2016. In addition, we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. The price of iron ore concentrate is still in decline. These conditions raise a substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are in the process of upgrading our equipment. Once the upgrading project is completed, we will be able to resume production. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and the Company currently owes $10.43 million to the shareholder. In addition, China Huaxin borrowed $24.55 million from three shareholders, and borrowed $3.59 million from certain companies owned by its major shareholder. Despite such commitments, there is no assurance that adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

As of June 30, 2016, there is no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

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

At June 30, 2016, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at June 30, 2016, such disclosure controls and procedures were not effective.  This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

(b) Changes in Internal Control over Financial Reporting.

 There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to ensure that our financial statements are in accordance with US GAAP.

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

ADAMANT DRI PROCESSING AND MINERALS GROUP

Dated: August 15, 2016	By:	/s/ Changkui Zhu
Changkui Zhu
Chief Executive Officer