Form 10-Q
period 2016-09-30
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2016-11-14
CIK 1171008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2016
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-49729

Adamant DRI Processing and Minerals Group
(Exact Name of Registrant as Specified in its Charter)

Nevada	61-1745150
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Chunshugou Luanzhuang Village, Zhuolu County, Zhangjiakou, Hebei Province, China	075600
(Address of principal executive offices)	(Zip code)

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

At November 1, 2016, we had 63,760,110 shares of common stock outstanding.

ADAMANT DRI PROCESSING AND MINERALS GROUP

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Item 1A. Risk Factors	29

Item 6. Exhibits	30

Signatures	30

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	2016	2015

ASSETS

CURRENT ASSETS
Cash & equivalents	$89,947	$26,957
Advance to suppliers	49,079	67,187
Value-added tax receivable	2,864,407	2,898,546
Inventory, net	1,417,003	1,457,828

Total current assets	4,420,436	4,450,518

NONCURRENT ASSETS
Advance to suppliers for construction and equipment	-	37,267
Property and equipment, net	24,437,769	26,988,223
Intangible assets, net	3,155,757	3,321,299
Construction in progress	7,963,656	8,074,674
Goodwill	5,992,508	6,162,494

Total noncurrent assets	41,549,690	44,583,957

TOTAL ASSETS	$45,970,126	$49,034,475

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,078,069	$5,090,947
Accrued liabilities and other payables	11,190,518	10,927,063
Income tax payable	123,798	127,310
Short term loan	194,675	200,197
Payable to contractors	823,625	846,988
Advance from related parties	40,186,553	39,947,504

Total current liabilities	57,597,238	57,140,009

NONCURRENT LIABILITIES
Deferred tax liability	8,280	34,897
Accrued expense	12,258	12,606

Total noncurrent liabilities	20,538	47,503

Total liabilities	57,617,775	57,187,512

STOCKHOLDERS' DEFICIT
Convertible preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 63,760,110 shares	63,760	63,760
Additional paid in capital	6,949,954	6,949,954
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	1,304,664	1,038,408
Accumulated deficit	(20,523,280)	(16,762,412)

Total stockholders' deficit	(11,647,649)	(8,153,037)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$45,970,126	$49,034,475

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

	Nine Months Ended September 30		Three Months Ended September 30
	2016	2015	2016	2015

Net Sales	$1,476	$732,147	$1,476	$-

Cost of Goods Sold	-	1,226,911	-	-

Gross Loss	1,476	(494,764)	1,476	-

Operating expenses
Trial production related expenses	-	1,655,318	-	770,317
General and administrative	2,990,052	2,156,535	1,065,900	854,334

Total operating expenses	2,990,052	3,811,854	1,065,900	1,624,651

Loss from operations	(2,988,576)	(4,306,618)	(1,064,424)	(1,624,651)

Non-operating income (expenses)
Interest income	99	452	15	16
Other income (expenses)	10	(18,501)	-	(17,086)
Interest expense	(797,561)	(849,424)	(263,648)	(281,575)
Bank charges	(887)	(1,305)	(211)	(689)

Total non-operating expenses, net	(798,339)	(868,778)	(263,844)	(299,334)

Loss before income tax	(3,786,915)	(5,175,396)	(1,328,268)	(1,923,985)

Income tax benefit	(26,047)	(26,576)	(8,719)	(11,313)

Net loss	(3,760,868)	(5,148,820)	(1,319,549)	(1,912,672)

Other comprehensive income
Foreign currency translation gain	266,256	106,685	71,431	113,619

Net comprehensive loss	$(3,494,612)	$(5,042,135)	$(1,248,118)	$(1,799,053)

Basic and diluted weighted average shares outstanding	63,760,110	63,760,110	63,760,110	63,760,110

Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.02)	$(0.03)

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,760,868)	$(5,148,820)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,139,204	2,383,311
Inventory impairment provision	-	177,367
Changes in deferred taxes	(26,047)	(26,576)
(Increase) decrease in assets and liabilities:
Advance to suppliers	(45,986)	232,626
Other receivables	185	1,104,807
Inventory	621	423,848
Accounts payable	129,504	2,640,618
Unearned revenue	-	275,357
Accrued liabilities and other payables	452,456	(403,354)
Taxes payable	(46,516)	59,661

Net cash provided by (used in) operating activities	(1,157,448)	1,718,845

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(105,822)	(163,460)
Acquisition of fixed assets	-	(75,718)

Net cash used in investing activities	(105,822)	(239,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from (repayment to) related parties	1,327,880	(1,697,007)

Net cash provided by (used in) financing activities	1,327,880	(1,697,007)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(1,620)	(3,757)

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	62,990	(221,097)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	26,957	269,250

CASH & EQUIVALENTS, END OF PERIOD	$89,947	$48,153

Supplemental Cash Flow Data:
Income tax paid	$-	$-
Interest paid	$14,803	$17,093

ADAMANT DRI PROCESSING AND MINERALS GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

China Huaxin was established in August 2010 and is located in Haixing Qingxian Industrial Park, Cangzhou, Hebei Province PRC.  China Huaxin is engaged in producing and selling DRI.  Prior to 2015, China Huaxin conducted no business activities other than construction of its DRI production facility.  Construction of the DRI Facility has been completed, and China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of recent environmental initiatives by national, provincial and local government authorities in China, starting in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. The Company expects to commence trial production at China Huaxin’s upgraded DRI facilities in the mid of 2017.

The consolidated interim financial information as of September 30, 2016 and for the nine and three month periods ended September 30, 2016 and 2015 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) was not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the SEC. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2016, results of operations and cash flows for the nine and three months ended September 30, 2016 and 2015, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements (“CFS”) are prepared in conformity with United States Generally Accepted Accounting Principles (“US GAAP”). Adamant, Real Fortune BVI and Real Fortune HK’s functional currency is the US Dollar (‘‘USD’’ or “$”), and China Tongda, China Jinxin and China Huaxin’s functional currency is Chinese Renminbi (‘‘RMB’’). The accompanying financial statements are translated from functional currencies and presented in USD.

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

The shareholders of China Jinxin irrevocably granted China Tongda or its designated person an exclusive option to acquire, at any time, all of the assets or outstanding shares of China Jinxin, to the extent permitted by PRC law. The purchase price for the shareholders’ equity interests in China Jinxin shall be the lower of (i) the actual registered capital of China Jinxin or (ii) RMB 500,000 ($74,000), unless an appraisal is required by the laws of China.

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

There has been no change in the VIE structure during the nine months ended September 30, 2016 and 2015, and none of the events listed in a-d above have occurred.

The accompanying CFS include the accounts of Real Fortune BVI, Real Fortune HK, China Tongda, China Jinxin and China Huaxin, which are collectively referred to as the “Company”. All significant intercompany accounts and transactions were eliminated in the CFS.

Going Concern

The Company incurred a net loss of $3.76 million for the nine months ended September 30, 2016. The Company also had a working capital deficit of $53.18 million as of September 30, 2016. In addition, China Jinxin has refused to sell its iron ore concentrate to its sole customer because of the low price offered. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. China Jinxin is upgrading its facility and equipment, which when completed, will enable the Company to produce DRI. China Jinxin’s DRI facility upgrade was almost complete as of the date of this report and is currently in the final stage of adjusting the equipment and making certain modification to the facility after relevant authority’s inspection and testing.  A shareholder of the Company indicated she will continue to fund China Jinxin, although there is no written agreement in place and China Jinxin currently owes $10.40 million to this shareholder.  In addition, China Huaxin currently owes $24.59 million to three of the Company’s shareholders for constructing its DRI facility; one is the major lender of China Jinxin who lent $16.7 million to China Huaxin, and the other two are also members of the Company’s management. In addition, China Huaxin borrowed $3.89 million from companies owned by its major shareholder. China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of recent environmental initiatives by national, provincial and local government authorities in China, in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. China Huaxin expects to commence trial production with upgraded DRI facilities in the middle of 2017. The CFS do not include any adjustments that might result from the outcome of this uncertainty.

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

On January 23, 2014, the Company completed the acquisition of China Huaxin.  Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess recorded to goodwill. The Company recognized RMB 40.02 million ($6.54 million) goodwill from the acquisition.  At December 31, 2014, the Company reappraised the fair value of China Huaxin by using the replacement cost due to the fact China Huaxin did not start official production in 2015 due to the upgrading of its DRI facilities.  As of December 31, 2015, the Company evaluated the impairment goodwill of using DCF analysis and believed nothing has changed since December 31, 2014. The Company expects to commence trial production with upgraded DRI facilities in the middle of 2017. Accordingly, the Company concluded the goodwill of Huaxin was not impaired.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had no accounts receivable or bad debt allowances at September 30, 2016 and December 31, 2015.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2016 and December 31, 2015, there were $1.11 million and $1.14 million in impairments of its long-lived assets, respectively (See Note 6).

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about their merits or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At September 30, 2016 and December 31, 2015, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of September 30, 2016 and December 31, 2015, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the nine and three months ended September 30, 2016 and 2015 consisted of net loss and foreign currency translation adjustments.

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

FASB ASC Topic 280 has no effect on the Company’s financial statements as substantially all of its operations are conducted in one industry segment – iron ore mining.  With the upgrading of DRI facilities for both China Jinxin and China Huaxin, the Company will be shifting its main product from iron ore to DRI when the upgrading is completed and trial production starts in the middle of 2017.

New Accounting Pronouncements

In August 2014, the FASB issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate this adoption will have a significant impact on its CFS, results of operations, or cash flows.

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

3. INVENTORY

Inventory consisted of the following at September 30, 2016 and December 31, 2015:

	2016	2015
Material	$1,823,282	$1,875,631
Finished goods	617,132	634,638
Less: inventory impairment allowance	(1,023,411)	(1,052,441)
Total	$1,417,003	$1,457,828

4. MINING RIGHTS

The Company is currently negotiating with the Department of Land and Resources of Hebei Province and the local Zhuolu County government to obtain the rights to mine in Zhuolu County where one of its production facilities is located. Pending the final contract, the Company accrued the cost of mining rights based on the quantity of ore extracted (see Note 12). The Company used $0.68 (RMB 2.4 per ton) based on a royalty rate prescribed by the local authority based on the purity of ore in the subject mines. If the rate per ton of ore changes when the contract is finalized, the Company will account for the change prospectively as a change in an accounting estimate. The Company did not extract any ore in the nine and three months ended September 30, 2016 and 2015, and accordingly did not accrue the cost of mining rights for the nine and three months ended September 30, 2016 and 2015.

5. VALUE-ADDED TAX RECEIVABLE

At September 30, 2016 and December 31, 2015, the Company had VAT receivable of $2,864,407 and $2,898,546, respectively.  It was the VAT paid on purchases, and it can be carried forward indefinitely for offsetting against future VAT payable.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2016 and December 31, 2015:

	2016	2015
Building	$19,469,780	$20,022,068
Production equipment	16,619,022	16,850,805
Transportation equipment	1,215,625	1,250,108
Office equipment	200,648	206,339
Total	37,505,075	38,329,320
Less: Accumulated depreciation	(11,958,989)	(10,201,342)
Less: impairment allowance	(1,108,317)	(1,139,755)
Net	$24,437,769	$26,988,223

Depreciation for the nine months ended September 30, 2016 and 2015 was $2,064,144 and $2,299,994, respectively. Depreciation for the three months ended September 30, 2016 and 2015 was $678,654 and $744,006, respectively.

7. ADVANCE FROM RELATED PARTIES

At September 30, 2016 and December 31, 2015, China Jinxin owed one of its shareholders $10,403,519 and $10,396,794, respectively, for the purchase of equipment used in construction in progress and for working capital needs. The advance from shareholders will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of commencement of production at the Zhuolu Mine. China Jinxin had not commenced production as of September 30, 2016.

In addition, at September 30, 2016, China Huaxin owed three shareholders, two of whom are also the Company’s management, $24.59 million used to construct its DRI facility. Of the $24.59 million, $7.22 million had an annual interest rate of 10% and a due date of six months from the start date of official production.  The remaining payable bore no interest, and is payable upon demand. China Huaxin also borrowed $3.89 million from certain companies owned by its major shareholder, which bore no interest and is payable upon demand. At September 30, 2016, China Huaxin also owed one related party who is the brother of the Company’s major shareholder the amount of $74,875, this loan bore interest of 10% and is payable upon demand.

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

At September 30, 2016 and December 31, 2015, Real Fortune HK owed one shareholder $1.20 million for advances to meet operating needs. This advance bears no interest and is payable upon demand.

Below is the summary of advances from related parties at September 30, 2016 and December 31, 2015, respectively.

	2016	2015
Advance from shareholders (also the management)	$36,223,433	$36,688,649
Advance from a related party individual	74,875	76,999
Advance from related party companies	3,892,711	3,246,507
Total	40,191,019	40,012,155
Less: Advance to related parties’ companies	(4,466)	(64,651)
Advance from related parties, net	$40,186,553	$39,947,504

8. INTANGIBLE ASSETS, NET

Intangible assets consisted solely of land use rights. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. China Jinxin acquired land use rights during 2006 for $0.75 million (RMB 5 million). China Huaxin acquired land use rights for $2.96 million (RMB 18.24 million) in November 2012 with FV of $5.04 million (RMB 31 million) at acquisition date. China Jinxin and China Huaxin have the right to use their land for 20 and 49 years, respectively, and are amortizing such rights on a straight-line basis for 20 and 49 years, respectively.

Intangible assets consisted of the following at September 30, 2016 and December 31, 2015:

	2016	2015
Land use rights	$3,679,124	$3,783,487
Less: Accumulated amortization	(523,367)	(462,188)
Net	$3,155,757	$3,321,299

Amortization of intangible assets for the nine months ended September 30, 2016 and 2015 was $75,060 and $83,318, respectively. Amortization of intangible assets for the three months ended September 30, 2016 and 2015 was $24,691 and $29,607, respectively. Annual amortization for the next five years from October 1, 2016, is expected to be: $98,571; $98,571; $98,571; $98,571and $98,571.

9. CONSTRUCTION IN PROGRESS

Construction in progress is for the purchase and installation of equipment for future iron ore refining for China Jinxin.  China Jinxin had construction in progress of $7,963,656 and $8,074,674 at September 30, 2016 and December 31, 2015, respectively. China Jinxin completed most of the construction for iron ore refining; however, the management plans to further upgrade the facility for DRI production due to increased demand for DRI products in China. China Jinxin will produce DRI at its facility using iron ore processed at the facility.  The construction for China Jinxin’s DRI facility upgrade was almost completed as of the date of this report date and is currently in the final stage of adjusting the equipment and making certain modification to the facility after relevant authority’s inspection and testing.

In addition, as a result of recent environmental initiatives by government authorities in China, starting from June 2015, China Huaxin has been upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. Total estimated cost for this upgrade is RMB 10 million ($1.64 million). China Huaxin did not incur any construction costs for the nine and three months ended as of September 30, 2016.

10. DEFERRED TAX LIABILITY

At September 30, 2016, deferred tax liability of $8,280 arose from the differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of China Huaxin.  The non-current deferred tax liability is presented net of non-current deferred tax asset of $3,065, which arose from the difference between the tax and book amounts for accrued mine restoration costs.

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

11. ACCRUED LIABILITIES AND OTHER PAYABLES

CURRENT

Accrued liabilities and other payables consisted of the following at September 30, 2016 and December 31, 2015:

	2016	2015
Accrued payroll	$78,566	$275,916
Accrued mining rights (see note 4)	66,247	68,126
Accrued interest	4,561,056	3,897,613
Due to unrelated parties	6,372,112	6,297,423
Payable for social insurance	45,473	35,383
Payable for construction	65,890	67,759
Other	1,174	284,843
Total	$11,190,518	$10,927,063

As of September 30, 2016, the $6,372,112 due to unrelated parties were short-term advances from unrelated companies or individuals for the Company’s construction and working capital needs, of which, $2,629,384 bore interest of 10% and is due 6 months after the commencement of China Huaxin’s official production. The remaining amount of short-term advances bore no interest, and is payable upon demand.

As of December 31, 2015, the $6,297,423 due to unrelated parties were short-term advances from unrelated companies or individuals for the Company’s construction and working capital needs, of which, $2,703,970 bore interest of 10% and was due 6 months after the commencement of China Huaxin’s official production. The remaining amount of short-term advances bore no interest, and is payable upon demand.

NONCURRENT

Under local environmental regulations, the Company is obligated at the end of the mine’s useful life to restore and rehabilitate the land that is used in its mining operations. The Company estimates it would cost $560,000 (RMB 3.5 million) to restore the entire Zhuolu mine after extracting all the economical ore for such efforts.

The Company accrued certain mine restoration expenses based on the actual production volume during the period it extracted ore. As of September 30, 2016 and December 31, 2015, the long term accrued mine restoration cost was $12,258 and $12,606, respectively. There was no production during the nine and three months ended September 30, 2016 and 2015.

12. SHORT TERM LOAN

At September 30, 2016 and December 31, 2015, China Jinxin had a short-term bank loan of $194,675 and $200,197, respectively.  This loan was entered in June 2013 for one year, and renewed on June 27, 2014 to June 26, 2015, with monthly interest rate of 0.9%. This loan was renewed on June 30, 2015, for a one-year term to June 29, 2016, and was further renewed to June 26, 2017, with monthly interest rate of 0.8285%.  The loan was secured by a lien on a fixed asset of China Jinxin.

13. PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012. During 2011, the Company paid $2.86 million (RMB 18.0 million). During 2012, the Company did not make any payment on this payable. On March 20, 2013, the Company amended the payment terms and agreed to pay the remaining balance of $902,098 (RMB 5,500,000) on December 31, 2014. Based on the amended agreement, if the Company paid in full by December 31, 2014, no interest would be charged. The Company agreed that if it defaulted it would pay interest starting on January 1, 2015 based on the current bank interest rate for the remaining balance at that time. Starting from January 1, 2015, the Company agreed to pay interest based on the current bank interest rate of 5.35% for the outstanding balance at December 31, 2014.  As of September 30, 2016 and December 31, 2015, the Company has $823,625 and $846,988 of payable to contractors, respectively.

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

The following table reconciles the statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2016 and 2015:

	2016	2015
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.2%	9.1%
Valuation allowance on NOL	24.1%	24.3%
Tax per financial statements	(0.7)%	(0.6)%

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended September 30, 2016 and 2015:

	2016	2015
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.1%	9.1%
Valuation allowance on NOL	24.2%	24.3%
Tax per financial statements	(0.7)%	(0.6)%

The income tax for the nine months ended September 30, 2016 and 2015, consisted of the following:

	2016	2015
Income tax (benefit) expense – current	$-	$-
Income tax (benefit) expense – deferred	(26,047)	(26,576)
Total income tax benefit	$(26,047)	$(26,576)

The income tax for the three months ended September 30, 2016 and 2015, consisted of the following:

	2016	2015
Income tax (benefit) expense - current	$-	$-
Income tax (benefit) expense - deferred	(8,719)	(11,313)
Total income tax expense	$(8,719)	$(11,313)

15. MAJOR CUSTOMER AND VENDORS

There was $1,476 of sales from consulting services performed by China Tongda during the nine and three months ended September 30, 2016; and sales for the nine and three months ended September 30, 2015 were $732,147 and $0, respectively, all of which were derived from China Huaxin’s trial production.

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

On June 30, 2014, we, then known as UHF Incorporated, a shell company incorporated under the laws of Delaware (“UHF”), completed a reverse acquisition transaction through a share exchange with Target Acquisitions I, Inc. (“Target”) and its shareholders (the “Target Shareholders”) whereby we acquired 100% of the outstanding shares of common stock of Target in exchange for a total of 43,375,638 shares of our common stock and one share of our series A convertible preferred stock, convertible into an additional 17,839,800 shares common stock at such time as we amended our certificate of incorporation to increase the number of authorized shares of common stock or merge with and into another corporation which has sufficient shares of authorized but unissued shares of common stock for issuance upon conversion. The preferred stock was subsequently converted into shares of common stock upon the merger of UHF with and into its newly-formed wholly-owned Nevada subsidiary, Adamant DRI Processing and Minerals Group, the surviving corporation in the merger. As a result of the reverse acquisition, Target became our wholly-owned subsidiary and the Target Shareholders became our controlling stockholders.  For accounting purposes, the share exchange transaction with Target and the Target Stockholders was treated as a reverse acquisition, with Target as the acquirer and UHF as the acquired party.

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

On January 17, 2014, China Tongda acquired all of the outstanding shares of China Huaxin. China Huaxin produces Direct Reduced Iron (DRI) at its DRI production facility (the “DRI Facility”) in Haixing County, Hebei Province, about 50 km from the nearest port, using advanced reduction rotary kiln technology with iron sand as the principal raw material. China Huaxin imports iron sands from New Zealand, Australia, Indonesia and the Philippines. The total amount expended to construct the DRI Facility, inclusive of both hard and soft costs, was approximately 244,270,000 RMB or $39 million.  China Huaxin completed trial production in May 2015. However, due to environmental initiatives by government authorities in China, starting in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. Unlike China Jinxin, which we control through the VIE agreements, China Huaxin is directly owned by China Tongda, our wholly owned subsidiary.

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

Sales for the nine and three months ended September 30, 2016 was $1,476 from consulting services performed by China Tongda; and sales for the nine and three months ended September 30, 2015 were $732,147 and $0, respectively, which was from China Huaxin’s trial production.

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

Results of Operations

Comparison of the nine months ended September 30, 2016 and 2015

					Dollar	Percentage
	2016	% of Sales	2015	% of Sales	Increase (Decrease)	Increase (Decrease)
Sales	$1,476	-%	$732,147	-%	$(730,671)	(100)%
Cost of goods sold	-	-%	1,226,911	168%	(1,226,911)	(100)%
Gross income (loss)	1,476	100%	(494,764)	(68)%	496,240	100%
Operating expenses	2,990,052	202,578%	3,811,854	521%	(821,801)	(22)%
Loss from operations	(2,988,576)	(202,478)%	(4,306,618)	(588)%	(1,318,041)	(31)%
Other expense, net	(798,339)	(54,088)%	(868,778)	(119)%	(70,439)	(8)%
Loss before income taxes	(3,786,915)	(256,566)%	(5,175,396)	(707)%	(1,388,480)	(27)%
Income tax benefit	(26,047)	(1,765)%	(26,576)	(4)%	(529)	(2)%
Net loss	$(3,760,868)	(254,801)%	$(5,148,820)	(703)%	$(1,387,951)	(27)%

Sales

Our revenues have been from the sale of DRI and iron ore concentrate. We commenced production of iron ore at our Zhuolu facility in March 2010. However, we ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption. We installed power equipment to enable us to maintain a stable power supply to our production equipment and management believes the Energy Saving and Emission Reduction Plan is one-time event and disruptions to our access to energy will not have a material impact on our production in the future. We also ceased production in December 2011 due to a pricing dispute with our major customer and to upgrade our production facilities. Construction for China Jinxin’s DRI facility upgrade was complete as of the date of this report and we are currently in the final stages of adjusting the equipment and making certain modification to the facility after relevant authority’s inspection and testing.

We acquired a new subsidiary, China Huaxin, in January 2014, through which we own a direct reduced iron production facility, which was recently constructed. China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of recent environmental initiatives by government authorities in China, starting in June 2015, China Huaxin has been upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities.  Sales for the nine months ended September 30, 2016 were $1,476, which were from consulting services performed by China Tongda. Sales for the nine months ended September 30, 2015 were $732,147, which were from China Huaxin’s trial production.   We expect to commence trial production with upgraded DRI facilities of Huaxin in the mid of 2017.

Cost of Goods Sold

Cost of goods ("COGS”) sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore, iron ore concentrate and DRI.

There were no COGS for the nine months ended September 30, 2016 due to the absence of production. COGS were $1,226,911 for the nine months ended September 30, 2015, which was for China Huaxin’s trial production.

Gross Income (Loss)

Gross income for the nine months ended September 30, 2016 was $1,476 due to the revenue from consulting service performed by China Tongda and the absence of cost of goods sold. For the nine months ended September 30, 2015, due to our low sales volume, low unit selling prices resulting from the sale of semi-finished products, and high COGS during the trial production period, we incurred a gross loss of $494,764.

Operating Expenses

Operating expenses consist mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities, and audit and legal expenses.

Operating expenses were $2,990,052 for the nine months ended September 30, 2016, compared to $3,811,854 for the period in 2015, a decrease of $821,801 or 22%, which was mainly due to the absence of trial production related expenses in the nine months ended September 30, 2016, compared to $1,655,318 of such expenses incurred in 2015.

Other Expenses

Other expenses were $798,339 for the nine months ended September 30, 2016, compared to $868,778 for the 2015 period.  The 8% decrease in other expense was mainly due to decreased interest expense of $51,863.

Net Loss

We had a net loss of $3,760,868 for the nine months ended September 30, 2016, compared to net loss of $5,148,819 for the nine months ended September 30, 2015. The net loss in the current year reflects the continued absence of meaningful revenues and the reduction in our net loss year over year results from a reduction in our general and administrative expenses and the absence of trial production expenses.

Comparison of the three months ended September 30, 2016 and 2015

					Dollar	Percentage
	2016	% of Sales	2015	% of Sales	Increase (Decrease)	Increase (Decrease)
Sales	$1,476	-%	$-	-%	$1,476	-%
Cost of goods sold	-	-%	-	-%	-	-%
Gross income (loss)	1,476	100%	-	-%	1,476	-%
Operating expenses	1,065,900	72,215%	1,624,652	-%	(558,751)	(34)%
Loss from operations	(1,064,424)	(72,115)%	(1,624,652)	-%	(560,227)	(34)%
Other expense, net	(263,844)	(17,876)%	(299,334)	-%	(35,490)	(12)%
Loss before income taxes	(1,328,268)	(89,991)%	(1,923,986)	-%	(595,717)	(31)%
Income tax benefit	(8,719)	(591)%	(11,313)	-%	(2,594)	(23)%
Net loss	$(1,319,549)	(89,400)%	$(1,912,673)	-%	$(593,123)	(31)%

Sales

Sales for the three months ended September 30, 2016 were $1,476 from consulting services provided by China Tongda, and sales for the three months ended September 30, 2015 were $0.  We expect to commence trial production with upgraded DRI facilities in Huaxin in the middle of 2017.

Cost of Goods Sold

COGS consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore, iron ore concentrate and DRI.

COGS were $0 for the three months ended September 30, 2016 and 2015 due to the absence of production.

Gross Income (Loss)

We had gross income of $1,476 for the three months ended September 30, 2016.  For the three months ended September 30, 2015, due to the absence of sales and production, we had gross income of $0.

Operating Expenses

Operating expenses were $1,065,900 for the three months ended September 30, 2016, compared to $1,624,651 for the period in 2015, a decrease of $558,751 or 34%, which was mainly due to the absence of trial production related expenses in the three months ended September 30, 2016, which were $770,317 in the three months ended September 30, 2015.

Other Expenses

Other expenses were $263,844 for the three months ended September 30, 2016, compared to $299,334 for the period in 2015.  The decrease in other expenses was mainly due to decreased interest expenses and decreased other operating expenses in the three months ended September 30, 2016.

Net Loss

As a result of lack of production, we had a net loss of $1,319,549 for the three months ended September 30, 2016, compared to net loss of $1,912,672 for the three months ended September 30, 2015. The reduction in our net loss principally results from the absence of trial production expenses as noted above.

Liquidity and Capital Resources

The Company’s ability to generate cash from operations is dependent upon its ability to obtain iron ore and iron sands to process and to maintain the permits necessary to process such ore at its current facilities, neither of which is assured. If the Company cannot obtain iron ore and iron sands to process or is no longer able to process ore and sands, it would be dependent upon cash infusions from its current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain its facilities until it can resume operations. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and China Jinxin currently owes $10.40 million to the shareholder. In addition, China Huaxin borrowed $24.59 million from three of the Company’s shareholders (one of whom is the individual who funded China Jinxin and who has lent $16.70 million to China Huaxin, another of whom is the Company’s CEO and who has loaned $2.12 million, and the third of whom is a shareholder and senior officer who has loaned $5.78 million). Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds may have a severe negative impact on our ability to become a viable company.

Other than current construction in progress, which will be funded by one of the Company’s shareholders, we do not anticipate significant cash expenditures in the immediate future on our current production facilities. Nevertheless, we may require working capital once we resume production at our facilities. The shareholders of the Company verbally agreed to continue to provide cash to satisfy the Company’s working capital needs. However, in the future, the Company intends to continue the expansion of operations by acquiring new production facilities and mines. The acquisitions will be paid for with cash or our equity securities, or combinations of both. Failure to obtain such financing could have a material adverse effect on our business expansion. The sale by the Company of its equity securities would dilute the interest of its current shareholders. Further, there is no guarantee of the terms on which such an issuance would occur, if at all, or whether such terms would be favorable to the Company’s current shareholders.

As of September 30, 2016, cash and equivalents were $89,947, compared to $26,957 as of December 31, 2015. The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2016 and 2015, respectively.

	2016	2015
Net cash provided by (used in) operating activities	$(1,157,447)	$1,718,845
Net cash provided by (used in) investing activities	(105,822)	(239,178)
Net cash provided by (used in) financing activities	$1,327,880	$(1,697,007)

Net cash provided by (used in) operating activities

Net cash used in operating activities was $1,157,448 for the nine months ended September 30, 2016, compared to net cash provided by operating activities of $1,718,845 in 2015. The increase of cash outflow from operating activities for the nine months ended September 30, 2016 was principally attributable to advances to suppliers of $45,986, decreased cash inflow from inventory of $621, and changes in accounts payable of $129,504 and other receivables of $185, in contrast to the 2015 period when we had cash inflow of $232,626 from a reduction in advances to suppliers, $423,848 from inventory, $2,640,618 from an increase in accounts payable, and $1,104,807 from a reduction in other receivables. Despite the use of cash in the nine months ended September 30, 2016, as compared to the same period of 2015, we decreased our net loss in the nine months ended September 30, 2016, compared to the earlier period as described above.

Net cash provided by (used in) investing activities

Net cash used investing activities was $105,822 for the nine months ended September 30, 2016, compared to cash used in investing activities of $239,178 for the period in 2015. During the nine months ended September 30, 2016, we had cash outflow of $105,822 for construction projects.  During the nine months September 31, 2015, we paid $163,460 for construction projects, and $75,718 for the acquisition of fixed assets.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $1,327,880 for the nine months ended September 30, 2016, compared to net cash used in financing activities of $1,697,007 in 2015. The net cash provided by financing activities in the nine months ended September 30, 2016 was due to advances from related parties; while in 2015, we paid $1,697,007 to related parties in respect of prior loans.

At September 30, 2016, we had a working capital deficit of $53.18 million, an increase of $0.49 million from the deficit at December 31, 2015 of $52.69 million, which was mainly from increased accrued liabilities and other payables and decreased value-added tax receivable.

As of September 30, 2016, China Jinxin had borrowed $10.40 million from one of its shareholders for working capital and production facility construction needs. The loan of $10.40 million will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine. China Huaxin borrowed $24.59 million from three shareholders; of the $24.59 million, $7.22 million has an interest rate of 10% with a due date of the 6th month anniversary of the date of official production.  The remaining payables bear no interest, and are payable upon demand.  In addition, China Huaxin borrowed $3.89 million from certain companies owned by its major shareholder, which bear no interest and are payable upon demand.

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

The following table summarizes our contractual obligations as of September 30, 2016, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$823,625	$823,625	$-	$-	$-
Short-term bank loan	194,675	194,675
Loan payable to related party with 10% annual interest rate	7,217,946	7,217,946	-	-	-
Loan payable to unrelated party with 10% annual interest rate	2,629,384	2,629,384	-	-	-
Total	$10,865,630	$10,865,630	$-	$-	$-

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

Going Concern

We incurred net losses of $3.76 million and $1.32 million for the nine and three months ended September 30, 2016, respectively. We also had a working capital deficit of $53.18 million as of September 30, 2016. In addition, we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. The price of iron ore concentrate is still in decline. These conditions raise a substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are in the process of upgrading our equipment. Once the upgrading project is completed, we will be able to resume production. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and the Company currently owes $10.40 million to the shareholder. In addition, China Huaxin borrowed $24.59 million from three shareholders, and borrowed $3.89 million from certain companies owned by its major shareholder. Despite such commitments, there is no assurance that adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

Sales were the invoiced value of iron ore and iron ore concentrate, net of value-added tax (“VAT”). All of the Company’s iron ore concentrate sold in the PRC is subject to a VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

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

As of September 30, 2016, there is no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s CFS.

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

At September 30, 2016, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at September 30, 2016, such disclosure controls and procedures were not effective.  This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

(b) Changes in Internal Control over Financial Reporting.

 There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to ensure that our financial statements are in accordance with US GAAP.

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described under the heading “Risk Factors” in Item 1A. of our 2015 Form 10-K and “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 2 of Part I of this report and our consolidated financial statements and related notes included in Item 1 of Part I of this report. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the SEC.

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

ADAMANT DRI PROCESSING AND MINERALS GROUP

Dated: November 14, 2016	By:	/s/ Changkui Zhu
Changkui Zhu
Chief Executive Officer