Form 10-K
period 2016-12-31
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2017-04-17
CIK 1171008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

Commission File Number: 000-49729

Adamant DRI Processing and Minerals Group

 (Exact name of registrant as specified in its charter)

Nevada	61-1745150
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

Chunshugou Luanzhuang Village, Zhuolu County

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2016, the number of outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 2,829,760 shares.  However, since there was no trading market for the common stock as of that date, it is impracticable to ascertain the aggregate market value of those shares as of that date.

As of March 31, 2017, we had 66,760,110 shares of common stock outstanding.

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

We intend to mine, process, produce and sell direct reduced iron (“DRI”) feed stock for companies engaged in the steel industry in the People’s Republic of China (“PRC”) using advanced reduction rotary kiln technology through our variable interest entity, Zhuolu Jinxin Mining Co., Ltd., a Chinese limited company (“China Jinxin”), and our subsidiary, Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”). The Company’s DRI facilities are projected to produce DRI with an iron grade of over 92%.

‘Reduced iron’ derives its name from the chemical change that iron ore undergoes when it is heated in a furnace at high temperatures in the presence of hydrocarbon-rich gasses. ‘Direct reduction’ refers to processes which reduce iron oxides to metallic iron below the melting point of iron. The product of such solid state processes are called direct reduced iron (DRI).

We seek to profit by participating in various aspects of the Chinese steel making industry including the mining and processing of iron ore and other forms of iron, which can be used to produce iron concentrate, fines, pellets or sinter.  Our China Jinxin production facility also has engaged in iron ore processing and the production of iron ore.

We have converted the existing coal-gas station systems at our production facilities to liquefied natural gas (“LNG”) station systems in response to environmental initiatives by governmental authorities in China. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. Our operations were curtailed while these improvements were being implemented. Trial production has resumed at each of these facilities and commercial production is expected to resume in the second quarter of 2017.

DRI Processing (Haixing Huaxin Mining Industry Co., Ltd.)

China Huaxin intends to produce Direct Reduced Iron (DRI) using advanced reduction rotary kiln technology with iron sand as the principal raw material.  China Huaxin intends to import iron sands from New Zealand, Australia, Indonesia and the Philippines. The total amount expended to construct the DRI Facility, inclusive of both hard and soft costs, was approximately 244,270,000 RMB or US $39 million.

China Huaxin completed trial production and anticipated commencing commercial production in May 2015. However, due to environmental initiatives by government authorities in China, starting in June 2015, China Huaxin commenced upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. China Huaxin expects to commence commercial production in the second quarter of 2017.

China Huaxin’s DRI Facility occupies an area of 200,000 m2   The DRI Facility occupies 60,000 m2, of land and there is a raw material storage area of 14,000 m2 with a 100,000 ton storage capacity, a workshop area of 4500 m2, a water storage pool of 4000 m3 to supplement water supplies, and an office building of 2,400 m2. The plant design is intended to permit the processing of 2,000,000 tons of iron sand per annum with an annual output capacity of 1,000,000 tons of DRI.

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

Iron Ore (ZhuoluJinxin Mining Co., Ltd.)

China Jinxin is engaged in iron ore processing and the production of iron ore concentrate. China Jinxin has an iron ore concentrate production line with an annual capacity of 300,000 tons and associated plant and office buildings located in Zhuolu County, Zhangjiakou City, Hebei Province, China. Construction of the production facilities commenced in May 2007 and was completed in February 2010.  In December 2011, the Company halted production due to its inability to agree upon the price of its product with its principal customer and to implement certain design changes to upgrade the production lines at the facility to improve iron ore refinement and increase the iron ore concentration rate and, subsequently, add the ability to produce DRI. China Jinxin expects to commence commercial production in the second quarter of 2017.

Temporary manufacturing licenses for the production facilities were obtained from Zhangjiakou City on March 22, 2009, March 23, 2010, January 1, December 30, 2011 and December 27, 2014, respectively.   The Company is currently in the process of applying for a new license; however, there can be no assurance we will be able to obtain a new license on a timely basis, if at all.

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

We operate China Jinxin as a variable interest entity through a series of contractual agreements with China Tongda, our WFOE, which gives us effective control of the management and operations of China Jinxin (the “VIE Agreements”), As compensation for its services China Tongda is entitled to receive each month an amount equal to the pre-tax profits of China Jinxin. Through the VIE Agreements, we are irrevocably given the right to control the operations of China Jinxin and to exercise the rights of its shareholders and Board of Directors (“BOD”). The rights we were granted include the right to make all decisions implicating the operational management, financial management, capital management, asset management, human resource management and daily operations of China Jinxin. Pursuant to the VIE Agreements, we also assume all the operational risks associated with China Jinxin and are responsible for any loss incurred by China Jinxin. For a more detailed description of the VIE Agreements, see “Item 13. Certain Relationships And Related Transactions, And Director Independence – Transactions with Related Persons –VIE Agreements.”

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

Corporate History

Adamant DRI Processing and Minerals Group, a Nevada corporation, is the successor by domicile merger effected on August 29, 2014, to UHF Incorporated, a Delaware corporation (“UHF”), which was the successor by domicile merger effected on December 29, 2011 to UHF Incorporated, a Michigan corporation (“UHF-Michigan”). UHF –Michigan was incorporated on March 13, 1964 under the name State Die & Manufacturing Company.  On March 4, 1992 its name was changed to UHF Incorporated.

In 1991, UHF-Michigan became a holding company by transferring its assets to a newly-formed, wholly-owned corporation and by purchasing the outstanding stock of two closely held corporations.  These three subsidiaries sold their businesses in 1994, and UHF-Michigan paid its debts.

From 1994 until the consummation of a reverse acquisition with Target Acquisitions I, Inc. (“Target”) on June 30, 2014, we were inactive and had no assets or employees, and were a “shell company,” as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On July 2, 2014, we merged Target, our then wholly-owned subsidiary, into our company.

The chart below presents our corporate structure:

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

Our Iron Ore Production Facilities

China Jinxin

China Jinxin has an iron ore concentrate production line with an annual capacity of 300,000 tons and associated plant and office buildings (hereinafter collectively referred to as "production facilities") in Zhangjiakou, Hebei Province (coordinates of N 40°16’-40°17’, E 115°16’~117°17’). The production facilities include a crushing line, a magnetic separation facility, a tailing disposal line and electric transformers.  China Jinxin started building these facilities in May 2007 and started production in March 2010.  During the six months of 2010 during which our plant was in operation and the seven months of 2011 during which we processed iron ore, we processed 397,860 tons and 326,293 tons, respectively, of crude iron ore from which we recovered 110,569 tons and 70,440 tons, respectively, of iron ore concentrate. In December 2011, the Company halted production due to a pricing dispute with its principal customer and to implement certain design changes to upgrade the production lines at the facility to improve iron ore refinement and increase the iron ore concentration rate and later to add the capacity to produce DRI..  China Jinxin’s production facilities were constructed on the surface of a portion of the Zhuolu Mine. The Zhuolu Mine is currently state-owned.  The local Zhuolu county government is in the process of registering the Zhuolu Mine with the State Department of Land and Resources of Hebei Province and once such process is completed, the rights to explore the mine will be granted by the Province to the Zhuolu County government and then it will be in a position to grant mining rights to a mining and exploration company through public bidding.

The production facilities were granted a Record-keeping Certificate of Fixed Assets Investment by the development and reform commission of the county-level government in July 2007. The evaluation report of the environmental effects of the project was approved by the city-level environmental protection authorities in July 2007. In connection with the development of these facilities China Jinxin acquired the necessary water permit which was originally valid through December 2011 and which was extended until April 13, 2016.  The Company is currently applying for a new water permit.

China Jinxin successively obtained temporary manufacturing licenses for metallurgical mineral production from Zhangjiakou City on March 22, 2009, March 23, 2010, January 1, December 30, 2011 and December 27, 2014, respectively.   The Company is currently in the process of applying for a new license; however, there can be no assurance we will be able to obtain a new license on a timely basis, if at all.  The licenses permit China Jinxin to produce only metallic iron and no other metals. The right to grant manufacturing licenses is held by Zhangjiakou City and if the Company receives the mining rights on Zhuolu Mine, it intends to apply for a permanent manufacturing license, which, if granted, will have a term of three years.

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

The facility will utilize both iron ore produced at the facility and iron sands as the raw material to produce DRI.  The DRI equipment at the China Jinxin facility is substantially identical to the equipment in China Huaxin's facility and includes 2 sets of Rotary Kiln with 36m in length and processing 6000 tons raw material per day and 3 sets of Gas Furnace to produce carbon monoxide for reducing. The facility also has 6 sets of Grinding Equipment and 3 sets of Wet Magnetic Separation Machinery with processing capacity 7200 tons per day. The finished products use 30 sets Hydraulic Machine to press block with 5,000 tons designed production capacity.

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

As illustrated below, the production process consists of the following steps:

1)	Blending iron sand and reducing agent together,

2)	Placing the mixed raw material into ball press machinery,

3)	Transferring the globular raw material to a rotary kiln for high-temperature drying,

4)	Transferring the dry material to a secondary rotary kiln and reaction with carbon oxide generated from coal-gas furnaces to produce low grade directly reduced iron (DRI),

5)	Cooling the DRI and subjecting it to a crushing, milling and beneficiation (CMB) circuit to get high grade DRI; and

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

We obtain gas and diesel fuel from local gas stations and incurred costs of $0 for 2016 and $0 for 2015 due to no production.   We did not have any specific major suppliers for 2016 and 2015 since we had no material production activities.

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

Research and Development

We had no research and development expenses in 2015 or 2016. We currently have no plans for any research and development activities and do not anticipate any material research and development costs.

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

China Jinxin obtained and then renewed its annual basis temporary metallurgical mineral production licenses issued by Zhangjiakou Metallurgical and Mineral Industrial Administration Agency.  The current temporary license expired on February 26, 2015. We have filed an application to have the license renewed and expect our renewal application to be granted in the second quarter of 2017. China Jinxin intends to apply to the Hebei Provincial Government for a formal metallurgical mineral production license after obtaining its mining rights. There can be no assurance China Jinxin will be able to obtain a formal metallurgical production license.  The failure to obtain the licenses necessary to continue to operate would have a material adverse effect on our operations and financial results.

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

China Jinxin received a License for Water Drawing from the local water bureau with yearly water drawing of 20,000 cubic meters of water on December 7, 2006.  In April 2011, China Jinxin renewed the License and the current water license expired on April 13, 2016, with yearly water drawing of 15,000 cubic meters of water per annum.  We have applied for a new water license.

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

Regulation Relating to Mining Safety

Pursuant to the Work Safety Law of the PRC promulgated on June 29, 2002 and effective on November 1, 2002 and the Law of the PRC on Safety in Mines and its related implementation rules promulgated on November 7, 1992 and October 30, 1996 and effective on May 1, 1993 and October 30, 1996, respectively, (a) safety facilities in mine construction projects must be designed, constructed and put into operation at the same time as the commencement of the principal parts of the project; (b) the design of a mine shall comply with the safety rules and technological standards of the mining industry and shall be approved by the relevant authorities; and (c) such mines may start production or operations only after they have passed the safety check and approval process as required by the relevant PRC laws and administrative regulations.

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

In addition, the Implementation Measures for non-coal mining enterprises work safety licenses was promulgated and became effective on June 8, 2009. Under this legislation, non-coal mining enterprises, i.e., metal and non-metal mine enterprises, and also tailings ponds, geological exploration units, mining engineering corporations, oil and natural gas enterprises need to obtain a safety production permit before any productive activities can commence. Every independent productive system of a metal and nonmetal mine enterprise needs to obtain a separate safety production permit. The licenses last for three years, and can be extended if the non-coal mining enterprise applies to the administrative authority three months before its expiration date.

Pursuant to the Provisional Regulations on the Installation, Use, Monitoring and Inspection of the ‘‘Six Major Systems’’ for Safety and Refuge in Underground Metal and Non-metal Mines promulgated on October 9, 2010 by the State Administration of Work Safety, underground metal and non-metal mines should install the ‘‘six major systems’’ for safety and refuge, namely monitoring and control systems, underground workers positioning system, emergency refuge system, pressurizing self-rescue system, water supply rescue system and communications system according to the time limit set down by the regulations, and should also have in place specially designated staff for the management and maintenance of these systems. The safety production permits shall be withheld by safety production regulation authorities above the county level from enterprises operating on underground mines which have failed to comply with the requirements to complete the construction of such ‘‘six major systems’’ for safety and refuge within the time limit. Further, a delinquent enterprise shall be ordered to make rectifications within a specified time and if it fails to complete the rectifications, the local government is entitled to shut down its operations.

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

Pursuant to the Law Of The PRC On Safety In Mines adopted on November 7, 1992, and Implementing Rules on the Law Of The PRC On Safety In Mines of Hebei Province effective in September 1995, as amended in December 1997, the designs of safety facilities in mine construction projects must be examined by the administration department of mining enterprises together with the participation of the competent department of labor administration; and upon completion, the safety facilities in mine construction projects shall be subject to inspection for acceptance by the authorities in charge of mining enterprises, with participation of the competent department of labor administration; those failing to comply with the safety rules and technological standards for mining industry may not pass inspection for acceptance, and may not be put into operation; managers of mines must prove, through examination, to have special knowledge of safety and the capability of leading safe production and dealing with accidents in mines; personnel in charge of safety work in mining enterprises must possess necessary specialized knowledge of safety and experience in safety work in mines; special operators in charge of safe production in mining enterprises must receive special training; they may take up a post of such duty only after they have obtained a certificate of operation qualification after passing due examination and verification. The law also provides for the conditions for safe production, the requirements to implement safety rules and industry technical specifications, and to prepare and implement operational procedures.

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

Pursuant to the Regulation on the Safety Administration of Explosives for Civilian Use adopted on April 26, 2006, the State applies a licensing system to the production, sale, purchase, transport and blasting operation of explosives for civilian use. As a mining company, China Jinxin needs to obtain the Purchase Permit of Explosives for Civil Use and a Blasting Operation Permit to purchase and use explosives legally. China Jinxin is currently applying for the two permits.

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

In case of a violation of the Work Safety Law, the relevant authorities can order the decision-making department or key person-in-charge of any production and business operation entity to correct the violation, suspend production or business and can take other administrative measures. If a work safety accident has resulted and a crime has been committed, the key person-in-charge may face criminal liabilities according to the relevant provisions of the Criminal Law.

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

Employees

We currently have 59 full-time employees at China Jinxin, the majority of which work at our production facilities.  The employees of China Jinxin are distributed among the following categories:

Department	Employee #
Administrative	27
Finance	7
Quality Control	0
Production	25
Exploration	0
Total	59

China Huaxin has 72 full-time employees distributed among the following departments:

Department	Employee #
Management	9
Production	13
Gas Station	0
Administrative	26
Electrical Engineer	7
Quality Control	6
Finance	4
Maintenance	2
Logistics	5
Total	72

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

We incurred a net loss of $5.23 million for the year ended December 31, 2016. We also had a working capital deficit of $51.99 million as of December 31, 2016. In addition we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. The price of iron ore concentrate is still in decline. These conditions raise a substantial doubt as to whether we can continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and the Company currently owes $10.04 million to the shareholder. In addition, China Huaxin borrowed $23.88 million from three shareholders, and borrowed $4.99 million from certain companies owned by its major shareholder. Despite such commitments, there is no assurance that adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

China Jinxin is dependent on a single customer who has ceased purchases due to a failure to agree on price.

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

We face various operational risks in connection with our business. However, we are not insured against certain risks. Any losses and liabilities for which we are not insured or for which our insurance coverage is inadequate to cover the entire liability may have a material adverse effect on our business, financial condition and results of operations.

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

Ms. Jiazhen Liu owns approximately 30.70% of our outstanding shares and together with the other former shareholders of Target own in the aggregate over 90.0% of our outstanding shares.  As a result, Ms. Liu and the other former shareholders of Target have significant influence over our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. As a result of this concentration of ownership, you and our other shareholders, acting alone, do not have the ability to determine the outcome of matters requiring shareholder approval, including the election of our directors or significant corporate transactions. In addition, this concentration of ownership, which is not subject to any voting restrictions, may discourage, delay or thwart efforts by third parties to take-over or effect a change in control of our company which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company, and may limit the price that investors are willing to pay for our common stock.

Our management is not familiar with the United States securities laws.

Our management is generally unfamiliar with the requirements of the US securities laws and may not appreciate the need to devote the resources necessary to comply with such laws. A failure to adequately respond to applicable securities laws could lead to investigations by the Securities and Exchange Commission (“SEC”) and other regulatory authorities that could be costly, divert management's attention and disrupt our business. Moreover, our management is not familiar with the customs and business practices utilized outside of China to manage businesses. Such lack of familiarity may result in decisions being made that are contrary to the expectations of investors in the United States or Europe.

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

Our Articles of Incorporation authorizes the issuance of 100 million shares of common stock, of which 66,760,110 shares have been issued and are outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Market Information

Our common stock is quoted on the OTCQB under the symbol "ADMG”. However, trading in our shares of common stock has been and continues to be limited and sporadic.

Record Holders

On March 31, 2017, we had approximately 247 holders of record of our common stock.

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

Sales of Unregistered Securities

On January 4, 2017, we issued 3,000,000 shares of common stock to an independent consultant, a non U.S. Person (as defined in Rule 902(k) of Regulation S under the Securities Act), in an “off-shore transaction” exempt from the registration requirements of the Securities Act pursuant to Regulation S. The fair value of the shares was $1,050,000, calculated based on the stock price of $0.35 per share on November 15, 2016, the date we entered into a consulting agreement with the consultant. The certificate representing the shares was endorsed with a restrictive legend in accordance with Regulation S. We did not issue or sell any other unregistered equity securities during 2016.

Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our stockholders during the fourth quarter of the fiscal year ended December 31, 2016.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2016.

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

On January 17, 2014, we acquired a direct reduced iron (“DRI”) production facility in Haixing County, Hebei Province.  We completed trial production at this facility and expected to commence commercial production in May 2015. However, as a result of environmental initiatives by government authorities in China, starting in June 2015, we began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. China Huaxin has completed the upgrading and resumed trial production from its upgraded DRI facilities.

As a result of our acquisition of Target, we own all of the issued and outstanding capital stock of Real Fortune BVI, which in turn owns all of the issued and outstanding capital stock of Real Fortune Holdings Limited, a Hong Kong limited company (“Real Fortune HK”), which in turn owns all of the issued and outstanding capital stock of Zhangjiakou Tongda Mining Technologies Service Co., Ltd., a Chinese limited company (“China Tongda”). Real Fortune BVI was established in the BVI in September 2010 to serve as an intermediate holding company.  Real Fortune HK was established in HK in April 2010. China Tongda was established in the PRC in August 2010, and in August 2010, the local government of the PRC issued a certificate of approval regarding the foreign ownership of China Tongda by Real Fortune HK.  China Jinxin, our operating affiliate, was established in the PRC in December 2006.

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

On January 17, 2014, China Tongda acquired all of the outstanding shares of China Huaxin. China Huaxin produces Direct Reduced Iron (DRI) at its DRI production facility (the “DRI Facility”) in Haixing County, Hebei Province, about 50 km from the nearest port, using advanced reduction rotary kiln technology with iron sand as the principal raw material. China Huaxin imports iron sands from New Zealand, Australia, Indonesia and the Philippines. The total amount expended to construct the DRI Facility, inclusive of both hard and soft costs, was approximately 244,270,000 RMB or $39 million.  China Huaxin completed trial production in May 2015. However, due to environmental initiatives by government authorities in China, starting in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. In the end of 2016, China Huaxin completed the upgrading and resumed trial production from its upgraded DRI facilities. Unlike China Jinxin, which we control through the VIE agreements, China Huaxin is directly owned by China Tongda, our wholly owned subsidiary.

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

Net sales for the year ended December 31, 2016 were $613,295, of which $611,833 were from China Huaxin and $1,462 were from consulting services performed by China Tongda, as compared to net sales of $720,439 for the year ended December 31, 2015 from China Huaxin’s trial production.

All mineral resources in China are owned by the state. Thus, our ability to obtain iron ore depends upon our ability to obtain mineral licenses from the relevant state authorities, purchase ore from another party that has mining rights or import ore from outside of China. It is generally not feasible to transport iron ore any significant distance before processing. We believe, as evidenced by our shareholders’ willingness to finance the construction of our Zhuolu facilities, there is sufficient iron ore in the vicinity of our Zhuolu facilities to enable us to operate them at a profit. Nevertheless, we have yet to obtain long term rights to any iron mine and there is no assurance we will be able to do so. Although we extracted iron ore from the Zhuolu Mine where our production facilities are located, we do not have the right to do so and can be subjected to various fines and penalties. However, since we paid geological survey fees on behalf of the local government so it could process applications related to the right to mine the Zhuolu Mine and has not received any challenges from any authorities regarding our mining activities, we believe that even if fines and penalties are assessed against us in the future, the amount should be negotiable with the authorities. If we are unable to obtain mining rights to the Zhuolu Mine, we will have to acquire iron ore from third parties. The failure to obtain iron ore for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results. We have not yet receive the official mining rights to extract; accordingly, we made a provision for fixed assets impairment for all the mine extracting and broken equipment and machinery; We’ve been negotiating a sale agreement with a new customer for China Jinxin, and expecting the agreement to be signed in mid of 2017.

To date we have been dependent upon cash advances from our shareholders. If we were not to obtain sufficient iron ore for processing, it is likely our operations would cease unless our shareholders continue to provide sufficient funds to maintain our plant and equipment until such time as our operations could be resumed.

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

Results of Operations

Comparison of the years ended December 31, 2016 and 2015

					Dollar	Percentage
	2016	% of Sales	2015	% of Sales	Increase (Decrease)	Increase (Decrease)
Sales	$613,295	-%	$720,439	-%	$(107,144)	(15)%
Cost of goods sold	293,794	48%	1,207,032	168%	(913,238)	(76)%
Gross income (loss)	319,501	52%	(486,593)	(68)%	806,094	166%
Operating expenses	4,425,792	722%	6,723,529	933%	(2,297,737)	(34)%
Loss from operations	(4,106,291)	(670)%	(7,210,122)	(1001)%	(3,103,831)	(43)%
Other expense, net	(1,153,613)	(188)%	(1,981,836)	(275)%	(828,223)	(42)%
Loss before income taxes	(5,259,904)	(858)%	(9,191,958)	(1276)%	(3,932,054)	(43)%
Income tax benefit	(31,651)	(5)%	(28,942)	(4)%	2,709	9%
Net loss	$(5,228,253)	(853)%	$(9,163,016)	(1272)%	$(3,934,763)	(43)%

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

We acquired a new subsidiary, China Huaxin, in January 2014, through which we own a direct reduced iron production facility, which was recently constructed. China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of environmental initiatives by government authorities in China, starting in June 2015, China Huaxin has been upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities.  China Huaxin has completed the upgrading and resumed trial production from its upgraded DRI facilities.

Net sales for the year ended December 31, 2016 were $613,295, of which $611,833 were from China Huaxin and $1,462 were from consulting services performed by China Tongda, as compared net sales of $720,439 for the year ended December 31, 2015 from China Huaxin’s trial production.

Cost of Goods Sold

Cost of goods ("COGS”) sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore, iron ore concentrate and DRI.

COGS for China Huaxin’s trial production were $293,794 for the year ended December 31, 2016, as compared to $1,207,032 for the year ended December 31, 2015.

Gross Income (Loss)

Gross income for the year ended December 31, 2016 was $319,501, as compared to a gross loss of $486,593 for the year ended December 31, 2015, due to our low sales volume, low unit selling prices resulting from the sale of semi-finished products, and high COGS during the trial production period in 2015.

Operating Expenses

Operating expenses consist mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities, and audit and legal expenses.

Operating expenses were $4,425,792 for the year ended December 31, 2016, compared to $6,723,529 for the period in 2015, a decrease of $2,297,737 or 34%, which was mainly due to the absence of trial production related expenses and absence of impairment provision for fixed assets in the year ended December 31, 2016, compared to $1,800,723 of trial production related expenses and $1,188,286 impairment provision for fixed assets incurred in 2015.

Other Expenses

Other expenses were $1,153,613 for the year ended December 31, 2016, compared to $1,981,836 for the 2015 period.  The 42% decrease in other expenses was mainly due to decreased interest expense of $1,054,336 and no loss from the disposal of fixed assets for the year ended December 31, 2016, compared with $1,124,675 of interest expense and a $835,928 loss on disposal of fixed assets for the 2015 period.

Net Loss

We had a net loss of $5,228,253 for the year ended December 31, 2016, compared to net loss of $9,163,016 for the year ended December 31, 2015. The reduction in our net loss year over year results from the absence of trial production expenses and the absence of an impairment provision for fixed assets.

Liquidity and Capital Resources

Our ability to generate cash from operations is dependent upon our ability to obtain iron ore and iron sands to process and to maintain the permits necessary to process such ore at our current facilities, neither of which is assured. If we cannot obtain iron ore and iron sands to process or are no longer able to process ore and sands, we would be dependent upon cash infusions from our current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain our facilities until we can resume operations. One shareholder has indicated she will continue to fund China Jinxin, although there is no written agreement in place and China Jinxin currently owes $10.04 million to the shareholder. In addition, China Huaxin borrowed $23.88 million from three of our shareholders (one of whom is the individual who funded China Jinxin and who has loaned $16.28 million to China Huaxin, another of whom is our CEO and who has loaned $2.04 million, and the third of whom is a shareholder and senior officer who has loaned $5.56 million). Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds may have a severe negative impact on our ability to become a viable company.

Other than current construction in progress, which will be funded by one of our shareholders, we do not anticipate significant cash expenditures in the immediate future on our current production facilities. Nevertheless, we may require working capital once we resume production at our facilities. Certain of our shareholders have verbally agreed to continue to provide cash to satisfy our working capital needs. However, in the future, we intend to continue the expansion of operations by acquiring new production facilities and mines. The acquisitions will be paid for with cash or our equity securities, or combinations of both. Failure to obtain such financing could have a material adverse effect on our business expansion. The issuance and sale our equity securities would dilute the interest of our current shareholders. Further, there is no guarantee of the terms on which such an issuance would occur, if at all, or whether such terms would be favorable to our current shareholders.

As of December 31, 2016, cash and equivalents were $86,519 for China Huaxin, and bank overdraft of $94,169 for China Jinxin, compared to $26,957 cash and equivalents as of December 31, 2015. The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2016 and 2015, respectively.

	2016	2015
Net cash provided by (used in) operating activities	$(458,642)	$1,112,188
Net cash provided by (used in) investing activities	$(317,883)	$538,928
Net cash provided by (used in) financing activities	$840,358	$(1,887,675)

Net cash provided by (used in) operating activities

Net cash used in operating activities was $458,642 for the year ended December 31, 2016, compared to net cash provided by operating activities of $1,112,188 in 2015. The increase of cash outflow from operating activities for the year ended December 31, 2016 was principally attributable to decreased cash inflow from other receivables of $2,737 for the year ended December 31, 2016, compared with cash inflow from other receivables of $1,105,021 for the same period of 2015; decreased cash inflow for accounts payable of $21,495 for the year ended December 31, 2016, compared with cash inflow from accounts payable of $2,618,427 for the same period of 2015; despite the decreased net loss of $5,228,253 for the year ended December 31, 2016, compared with net loss of $9,163,016 for the same period of 2015.

Net cash provided by (used in) investing activities

Net cash used investing activities was $317,883 for the year ended December 31, 2016, compared to cash provided by investing activities of $538,928 for the period in 2015. During the year ended December 31, 2016, we had cash outflow of $317,883 for acquisition of fixed assets.  During the year ended December 31, 2015, we paid $348,298 for construction projects, and had proceeds of $887,226 from disposal of fixed assets.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $840,358 for the year ended December 31, 2016, compared to net cash used in financing activities of $1,887,675 in 2015. The net cash provided by financing activities in the year ended December 31, 2016 was due to advances from related parties; while in 2015, we paid $1,887,675 to related parties in respect of prior loans.

At December 31, 2016, we had a working capital deficit of $51.99 million, a decrease of $0.7 million from the deficit at December 31, 2015 of $52.69 million, which was mainly from increased accrued liabilities and other payables and decreased value-added tax receivable.

As of December 31, 2016, China Jinxin had borrowed $10.04 million from one of its shareholders for working capital and production facility construction needs. The loan of $10.04 million will not bear interest prior to the commencement of production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine. China Huaxin borrowed $23.88 million from three shareholders; of the $23.88 million, $6.88 million has an interest rate of 10% with a due date of the 6th month anniversary of the date of official production.  The remaining payables bear no interest, and are payable upon demand.  In addition, China Huaxin borrowed $4.99 million from certain companies owned by its major shareholder, which bear no interest and are payable upon demand.

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

The following table summarizes our contractual obligations as of December 31, 2016, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$792,850	$792,850	$-	$-	$-
Short-term bank loan	187,401	187,401
Loan payable to related party with 10% annual interest rate	6,948,249	6,948,249	-	-	-
Loan payable to unrelated party with 10% annual interest rate	2,531,137	2,531,137	-	-	-
Total	$10,459,637	$10,459,637	$-	$-	$-

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

Going Concern

We incurred net losses of $5.23 million for the year ended December 31, 2016. We also had a working capital deficit of $51.99 million as of December 31, 2016. In addition, we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. The price of iron ore concentrate is still in decline. These conditions raise a substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and the Company currently owes $10.04 million to the shareholder. In addition, China Huaxin borrowed $23.88 million from three shareholders, and borrowed $4.99 million from certain companies owned by its major shareholder. Despite such commitments, there is no assurance that adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

On January 23, 2014, the Company completed the acquisition of China Huaxin.  Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess recorded to goodwill. The Company recognized RMB 40.02 million ($6.54 million) goodwill from the acquisition.  At December 31, 2014, the Company reappraised the fair value of China Huaxin by using the replacement cost due to the fact China Huaxin did not start official production in 2015 due to the upgrading of its DRI facilities.  As of December 31, 2016 and 2015, the Company evaluated the impairment goodwill of using DCF analysis and concluded the goodwill of Huaxin was not impaired.

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2016 and 2015, there were $1.07 million and $1.19 million in impairments of its long-lived assets, respectively .

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

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

In May 2014, the FASB issued No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect that these ASUs will have on its consolidated financial statements and related disclosures.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 31, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. The Company is evaluating the effect that ASU No. 2016-09 will have on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17 Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The Company does not anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. The Company will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

As of December 31, 2016, there is no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s CFS.

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

At December 31, 2016, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at December 31, 2016, such disclosure controls and procedures were not effective.  This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Our management has conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2016. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer have concluded that due to the absence of a financial staff with accounting and financial expertise and certain deficiencies in the design or operation of our internal control over financial reporting, our internal controls over financial reporting were not effective as of December 31, 2016.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

Item 9B. Other Information

On April 2, 2013, the U.S. Securities & Exchange Commission (the “SEC”) issued a Report of Investigation in which it announced that it had determined not to pursue an enforcement action against Netflix, Inc. for alleged violations of Regulation Fair Disclosure, Section 13(a) of the Securities Exchange Act and Rules 13a-11 and 13a-15 thereunder, relating to the disclosure of material information selectively over social media. This report makes clear that “companies can use social media outlets like Facebook and Twitter to announce key information in compliance with Regulation Fair Disclosure (Regulation FD), so long as investors have been alerted about which social media will be used to disseminate such information.” The Company is make the following disclosure in this Annual Report on Form 10-K pursuant to the SEC’s Report of Investigation to provide such information.

The SEC’s Report of Investigation provided guidance to issuers such as the Company regarding the use of social media to disclose material non-public information. In this regard, investors and others should note that the Company announces material financial information to investors using the Company’s investor relations website (http://directview.com/press-releases/), SEC filings, press releases, public conference calls and webcasts. The Company, uses these channels as well as social media to communicate with its subscribers and the public about the Company, its services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, in light of the SEC’s guidance, the Company encourages investors, the media, and others interested in the Company to review the information the Company posts on the U.S. social media channels listed below. The following list may be updated from time to time on the Company’s investor relations website:

https://www.youtube.com/channel/UCgkss4_tsUJzTIvfiN1ykJw

https://twitter.com/AdamantDRI_ADMG

PART III

Item 10	Directors And Executive Officers And Corporate Governance.

Directors and Executive Officers

Name	Age	Position
Changkui Zhu	54	Director and Chief Executive Officer
Zhengting Deng	51	Director and Chief Financial Officer

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

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2016 and currently no compensation arrangements are in place for the compensation of directors.

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Based on a review of the copies of such forms furnished to us, we believe that during 2016 all of our officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.

Item 11 Executive Compensation.

The following table sets forth information concerning compensation awarded to, earned by or paid to our chief executive officer for services rendered in all capacities during the periods indicated. No other executive officer of our company received total annual salary and bonus compensation in excess of $100,000 for the year ended December 31, 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Changkui Zhu, Chief Executive Officer	2016*	0	-	0
	2015	0	-	0

* Due to the lack of production in 2016, our chief executive officer decided to forego any compensation for that year and none was accrued.

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

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2016, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash. Our current officers and directors also serve as the officers of China Jinxin, a private company in China. It is likely that we will need to attract new individuals to serve as officers and directors of our Company and that the compensation to be paid to these individuals will be greater than that previously paid to the management of China Jinxin.   Further, as a public company, we might adopt incentive plans, including stock and option plans, in order to compensate management for services rendered to the Company.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table sets forth information concerning beneficial ownership of our common stock as of March 31, 2017 by (i) any person or group with more than 5% of our common stock, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, ChunshugouLuanzhuang Village, Zhuolu County, Zhangjiakou, Hebei Province, China, 075600.  To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. As of March 31, 2017, we had outstanding 66,760,110 shares of common stock. For purposes of computing the total voting power of the shares owned by the individuals and entities listed in the table below, the number of outstanding voting shares is 66,760,110.

Name of Stockholder	Amount and Nature of Beneficial Ownership	Percent of Common Stock(1)

Changkui Zhu, CEO Section 1, Apt.202, Shenlan Apartment Building 2, Xihu Rd., Nankai District Tianjin, China	2,230,412	3.34%

All Directors and Executive officers as a group (one person owning shares)	2,230,412	3.34%

Jiazhen Liu Section 1, Apt 609, Building 7, Quxizhongli, Chengyin Rd., Hedong District Tianjin, China	20,498,280(1)	30.70%

Changqing Han Section 65, Apt.105, Yilin Rd., Kuanfuli Hexi District, Tianjin, China	7,041,474	10.55%

Junyan Tian 3 Tiao, #13, Wanxinzhuang Blvd., Hedong District, Tianjin, China	4,526,412	6.78%

Xia Wang Section 1, Apt.101, Building 2 Shiji Garden, Nanmenwai St. Nankai District, Tianjin, China	4,424,970	6.63%

FengqinJi #7, Apt 201, Building One 97 Guangdongshanzhuang Rd. Hedong District, Tianjin, China	4,369,002	6.54%

________

 (1) Includes 2,658,480 shares owned of record by Idea Vantage Limited, of which Ms. Liu is the beneficial owner.

Item 13.	Certain Relationships And Related Transactions, And Director Independence.

Transactions with Related Persons

The following includes a summary of certain transactions, including all those which occurred since January 1, 2015, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

Acquisition of Haixing Huaxin Mining Industry Co., Ltd.

On January 17, 2014, Target entered into a series of substantially identical agreements (“Haixing Huaxin Share Purchase Agreements”) with Jiazhen Liu, Changkui Zhu, Dongli Sun, Meijie Wang and Xingwang Shao, the shareholders of Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”) pursuant to which it acquired 100% of the outstanding shares of China Huaxin. The consideration paid to the shareholders of China Huaxian (the “Shareholders”) for their interests consisted, in the aggregate, of 10 million RMB, or US$1.65 million, and 5.1 million shares of Target common stock. Changkui Zhu is our Chief Executive Officer and a director of our Company and Jiazhen Liu owned approximately 7.6% of Target’s shares prior to the acquisition. Jiazhen Liu received $1.32 million (8 million RMB) and 4,080,000 shares of Target’s common stock in consideration for 80% of the equity of China Huaxin and Changkui Zhu received $165,527 (1,000,000 RMB) and 510,000 shares of Target common stock in consideration for 10% of the equity of China Huaxin.

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

Advances from Related Parties

At December 31, 2016 and 2015, China Jinxin owed one of its shareholders $10,039,155 and $10,396,794, respectively, for the purchase of equipment used in construction in progress and for working capital needs. The advance from shareholders will not bear interest prior to the commencement of the Company’s production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank’s annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of commencement of production at the Zhuolu Mine. China Jinxin had not commenced production as of December 31, 2016 and 2015.

In addition, at December 31, 2016, China Huaxin owed three shareholders, two of whom are also the Company’s management, $23.88 million used to construct its DRI facility. Of the $23.88 million, $6.88 million had an annual interest rate of 10% and a due date of six months from the start date of official production.  The remaining payable bears no interest, and is payable upon demand. China Huaxin also borrowed $4.99 million from certain companies owned by its major shareholder, which bears no interest and is payable upon demand. At December 31, 2016, China Huaxin also owed one related party who is the brother of the Company’s major shareholder the amount of $72,077, which loan bears interest at the rate of 10% per annum and is payable upon demand.

At December 31, 2016 and 2015, Real Fortune HK owed one shareholder $1.20 million for advances to meet operating needs. This advance bears no interest and is payable upon demand.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14	Principal Accountant Fees And Services.

The following is a summary of the fees billed to us for professional services rendered by our registered independent public accountants for the fiscal year ended December 31, 2016 and by December 31, 2015:

	Fiscal year ended December 31,
	2016	2015

Audit Fees	$140,000	$140,000
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
	$140,000	$140,000

Audit Fees.  Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees. Consists of fees for product and services other than the services reported above.

Board of Directors’ Pre-Approval Policies

Our Board of Directors’ (“BOD”) policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the BOD regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The BOD may also pre-approve particular services on a case-by-case basis.

Our BOD has reviewed our audited financial statements contained in our Annual Report on Form 10-K for the 2016 fiscal year. The BOD also has been advised of the matters required to be discussed pursuant to PCAOB Rule 3526 (Communication with Audit Committees Concerning Independence), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our BOD has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the BOD has determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2016 fiscal year for filing with the SEC.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements Years Ended 12/31/2016 and 12/31/2015

2.	Financial Statement Schedules.

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

3.3	Certificate of Merger filed with the Office of the Secretary of State of Delaware merging UHF into Adamant (incorporated by reference herein from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed September 2, 2014).

3.4	By-laws (incorporated by reference herein from Exhibit 3.2 to the Super 8-K.)

10.1	Stock Purchase Agreement dated as of June 26, 2014 among certain directors, officers and other stockholders of the Company and HC Consulting Limited (incorporated by reference to Exhibit 10.1 to the Super 8-K).

10.2	English translation of Management Entrustment Agreement, dated May 9, 2011, between ZhangJiaKouTongDa Mining Service Co., Ltd. and ZhuoluJinxin Mining Co., Ltd. (incorporated by reference to Exhibit 10.6 to the Super 8-K).

10.3	English translation of Management Entrustment Agreement, dated May 9, 2011, between ZhangJiaKouTongDa Mining Service Co., Ltd. and ZhuoluJinxin Mining Co., Ltd. (incorporated by reference to Exhibit 10.7 to the Super 8-K).

10.4	English translation of Powers of Attorney, dated May 9, 2011(incorporated by reference to Exhibit 10.8 to the Super 8-K).

10.5	English translation of Exclusive Purchase Option Agreements, dated May 9, 2011, among ZhangJiaKouTongDa Mining Service Co., Ltd. and ZhuoluJinxin Mining Co., Ltd. and its shareholders (incorporated by reference to Exhibit 10.9 to the Super 8-K).

10.6	English translation of Equity Pledge Agreements, dated May 9, 2011, among ZhangJiaKouTongDa Mining Service Co., Ltd. and ZhuoluJinxin Mining Co., Ltd. and its shareholders (incorporated by reference to Exhibit 10.10 to the Super 8-K).

10.7

English translation of Lease Agreement, dated December 27, 2006, between Zhuolu County Luanzhuang Township People’s Government and ZhuoluJinxin Mining Co., Ltd.

(incorporated by reference to Exhibit 10.11 to the Super 8-K).

10.8

English translation of form of Long Term Strategic Agreement dated January 16, 2009 between ZhuoluJinxin Mining Co., Ltd. and Handan Steel Group (incorporated by reference to Exhibit 10.12 to the Super 8-K).

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

10.18	Convertible Promissory Note with a private investor in the face amount of RMB 3,333,333(incorporated by reference to Exhibit 10.22 to the Super 8-K).

10.19	Convertible Promissory Note with a private investor in the face amount of RMB 3,333,333(incorporated by reference to Exhibit 10.23 to the Super 8-K).

10.20	Convertible Promissory Note with a private investor in the face amount of RMB 3,333,333(incorporated by reference to Exhibit 10.24 to the Super 8-K).

16.1	Letter from Louis Plung & Co., LLP to the SEC (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A filed July 23, 2014).

16.2	Letter from Goldman Kurland &Mohidin LLP to the SEC (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed February 4, 2015).

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Super 8-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adamant DRI Processing and Minerals Group

Date: April 17, 2017	By:	/s/ Changkui Zhu
Changkui Zhu Chief Executive Officer (Principal Executive Officer

	By:	/s/ Zhengting Deng
Zhengting Deng Chief Financial Officer (Principal Financial Officer)

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 17, 2017.

Signature	Title

Chief Executive Officer and a Director
/s/ Changkui Zhu	(Principal Executive Officer)
Changkui Zhu
Chief Financial Officer and a Director
/s/ Zhengting Deng	(Principal Financial Officer)
Zhengting Deng

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Adamant DRI Processing and Minerals Group

We have audited the accompanying consolidated balance sheets of Adamant DRI Processing and Minerals Group and Subsidiaries (the “Company or Adamant”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and other comprehensive loss, and consolidated cash flows for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company`s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adamant DRI Processing and Minerals Group and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years ended December 31, 2016 and 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2016, the Company incurred a net loss of $5.23 million and had a working capital deficiency of $51.99 million as of December 31, 2016. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MJF & Associates, APC

MJF & Associates, APC Los Angeles, California April 14, 2017

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 AND 2015

	2016	2015

ASSETS

CURRENT ASSETS
Cash & equivalents	$86,519	$26,957
Restricted cash	94,320	—
Advance to suppliers	16,353	67,187
Value-added tax receivable	2,651,258	2,898,546
Inventory, net	693,518	1,457,828

Total current assets	3,541,968	4,450,518

NONCURRENT ASSETS
Advance to suppliers for construction and equipment	—	37,267
Property and equipment, net	24,576,039	26,988,223
Intangible assets, net	3,014,121	3,321,299
Construction in progress	6,036,736	8,074,674
Goodwill	5,768,599	6,162,494

Total noncurrent assets	39,395,495	44,583,957

TOTAL ASSETS	$42,937,463	$49,034,475

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$94,169	$—
Accounts payable	2,859,960	5,090,947
Accrued liabilities and other payables	11,280,414	10,927,063
Income tax payable	119,173	127,310
Short term loan	187,401	200,197
Payable to contractors	792,850	846,988
Advance from related parties	40,201,667	39,947,504

Total current liabilities	55,535,634	57,140,009

NONCURRENT LIABILITIES
Deferred tax liability	2,485	34,897
Accrued expense	11,800	12,606

Total noncurrent liabilities	14,285	47,503

Total liabilities	55,549,919	57,187,512

STOCKHOLDERS' DEFICIT
Convertible preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 63,760,110 shares	63,760	63,760
Additional paid in capital	7,015,579	6,949,954
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	1,741,618	1,038,408
Accumulated deficit	(21,990,666)	(16,762,412)

Total stockholders' deficit	(12,612,456)	(8,153,037)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$42,937,463	$49,034,475

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Net sales	$613,295	$720,439

Cost of goods sold	293,794	1,207,032

Gross profit (loss)	319,501	(486,593)

Operating expenses
Trial production related expenses	—	1,800,723
General and administrative	4,425,792	3,734,520
Impairment provision for fixed assets	—	1,188,286

Total operating expenses	4,425,792	6,723,529

Loss from operations	(4,106,291)	(7,210,122)

Non-operating income (expenses)
Interest income	212	546
Other expenses	(98,495)	(20,657)
Loss on disposal of fixed assets	—	(835,928)
Interest expense	(1,054,336)	(1,124,675)
Bank charges	(994)	(1,122)

Total non-operating expenses, net	(1,153,613)	(1,981,836)

Loss before income tax	(5,259,904)	(9,191,958)

Income tax benefit	(31,651)	(28,942)

Net loss	(5,228,253)	(9,163,016)

Other comprehensive income
Foreign currency translation gain	703,210	305,047

Net comprehensive loss	$(4,525,043)	$(8,857,969)

Basic and diluted weighted average shares outstanding	63,760,110	63,760,110

Basic and diluted net loss per share	$(0.08)	$(0.14)

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,228,253)	$(9,163,016)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,848,391	3,181,730
Loss on asset disposal	—	835,928
Stock compensation expense	65,625	—
Inventory impairment provision	(813,808)	271,193
Fixed assets impairment provision	—	1,188,286
Changes in deferred taxes	(31,651)	(28,942)
(Increase) decrease in assets and liabilities:
Restricted cash	(98,505)	—
Advance to suppliers	1,782	800,924
Other receivables	2,737	1,105,021
Inventory	1,514,712	415,695
Bank overdraft	98,347	—
Accounts payable	21,495	2,618,427
Accrued liabilities and other payables	1,095,716	(168,859)
Taxes payable	64,770	55,801

Net cash provided by (used in) operating activities	(458,642)	1,112,188

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of fixed assets	—	887,226
Acquisition of fixed assets	(317,883)	(348,298)

Net cash provided by (used in) investing activities	(317,883)	538,928

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from (repayment to) related parties	840,358	(1,887,675)

Net cash provided by (used in) financing activities	840,358	(1,887,675)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(4,271)	(5,734)

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	59,562	(242,293)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	26,957	269,250

CASH & EQUIVALENTS, END OF PERIOD	$86,519	$26,957

Supplemental Cash Flow Data:
Income tax paid	$—	$—
Interest paid	$19,401	$16,944

ADAMANT DRI PROCESSING AND MINERALS GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2016 AND 2015

	Preferred shares	Common shares	Amount	Additional paid in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' equity (deficit)
Balance at January 1, 2015	—	63,760,110	$63,760	$6,949,954	$557,253	$(7,599,396)	$733,361	$704,932

Net loss	—	—	—	—	—	(9,163,016)	—	(9,163,016)

Foreign currency translation gain	—	—	—	—	—	—	305,047	305,047

Balance at December 31, 2015	—	63,760,110	63,760	6,949,954	557,253	(16,762,412)	1,038,408	(8,153,037)

Shares issued for consulting service	—	—	—	65,625	—	—	—	65,625

Net loss	—	—	—	—	—	(5,228,253)	—	(5,228,253)

Foreign currency translation gain	—	—	—	—	—	—	703,210	703,210

Balance at December 31, 2016	—	63,760,110	$63,760	$7,015,579	$557,253	$(21,990,666)	$1,741,618	$(12,612,456)

ADAMANT DRI PROCESSING AND MINERALS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Adamant DRI Processing and Minerals Group (“Adamant’ or “the Company” or “Group”), is a Nevada corporation incorporated in July 2014 and successor by merger to UHF Incorporated, a Delaware corporation (“UHF”).

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

China Jinxin is an early stage mining company which processes iron ore at its production facility in Hebei Province. China Jinxin currently does not own any mines or hold any mining rights. In 2015, management determined to further upgrade the facility to enable it to produce DRI due to increased demand for DRI products in China; accordingly, China Jinxin will produce DRI at its facility using imported iron ore. Through contractual arrangements among China Tongda and China Jinxin, and its shareholders, the Company controls China Jinxin’s operations and financial affairs. As a result of these agreements, China Tongda is considered the primary beneficiary of China Jinxin (see Note 2) and accordingly, China Jinxin’s results of operations and financial condition are consolidated in the Group’s financial statements. All issued and outstanding shares of China Jinxin are held by 15 Chinese citizens.

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

China Huaxin was established in August 2010 and is located in Haixing Qingxian Industrial Park, Cangzhou, Hebei Province PRC.  China Huaxin is engaged in producing and selling DRI.  Prior to 2015, China Huaxin conducted no business activities other than construction of its DRI production facility.  Construction of the DRI Facility has been completed, and China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of environmental initiatives by national, provincial and local government authorities in China, starting in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. China Huaxin has completed the upgrading and resumed trial production from its upgraded DRI facilities.

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

There has been no change in the VIE structure during the years ended December 31, 2016 and 2015, and none of the events listed in a-d above have occurred.

The accompanying CFS include the accounts of Real Fortune BVI, Real Fortune HK, China Tongda, China Jinxin and China Huaxin, which are collectively referred to as the “Company”. All significant intercompany accounts and transactions were eliminated in the CFS.

Going Concern

The Company incurred a net loss of $5.23 million for the year ended December 31, 2016. The Company also had a working capital deficit of $51.99 million as of December 31, 2016. In addition, China Jinxin has refused to sell its iron ore concentrate to its sole customer because of the low price offered. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. The CFS do not include any adjustments that might result from the outcome of this uncertainty. China Jinxin is upgrading its facility and equipment, which when completed, will enable the Company to produce DRI. China Jinxin’s DRI facility upgrade was almost complete as of the date of this report and is currently in the final stage of adjusting the equipment and making certain modification to the facility after relevant authority’s inspection and testing.  A shareholder of the Company indicated she will continue to fund China Jinxin, although there is no written agreement in place and China Jinxin currently owes $10.04 million to this shareholder.  In addition, China Huaxin currently owes $23.88 million to three of the Company’s shareholders for constructing its DRI facility; one is the major lender of China Jinxin who lent $16.28 million to China Huaxin, and the other two are also members of the Company’s management. In addition, China Huaxin borrowed $4.99 million from companies owned by its major shareholder. China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of environmental initiatives by national, provincial and local government authorities in China, in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. China Huaxin has completed the upgrading and resumed trial production from its upgraded DRI facilities.

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

On January 23, 2014, the Company completed the acquisition of China Huaxin.  Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess recorded to goodwill. The Company recognized RMB 40.02 million ($6.54 million) goodwill from the acquisition.  At December 31, 2014, the Company reappraised the fair value of China Huaxin by using the replacement cost due to the fact China Huaxin did not start official production in 2015 due to the upgrading of its DRI facilities.  As of December 31, 2016 and 2015, the Company evaluated the impairment goodwill of using DCF analysis and concluded the goodwill of Huaxin was not impaired.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Agriculture Bank of China, Zhuolu Branch of China Jinxin has been frozen for RMB654,300.00 ($94,320) since October 2016 as a result of the paper of civil judgement for a employee death compensation case happened in 2010 (see Note 17). The Company recorded $94,320 as restricted cash.

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had no accounts receivable or bad debt allowances at December 31, 2016 and 2015.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2016 and 2015, there were $1.07 million and $1.19 million in impairments of its long-lived assets, respectively (See Note 6).

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about their merits or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At December 31, 2016 and 2015, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of December 31, 2016 and 2015, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the years ended December 31, 2016 and 2015 consisted of net loss and foreign currency translation adjustments.

 Share-based compensation

The Company accounts for share-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.

The Company accounts for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Share-based compensation associated with the issuance of equity instruments to non-employees is measured at the fair value of the equity instrument issued or committed to be issued, as this is more reliable than the fair value of the services received. The fair value is measured at the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete.

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

FASB ASC Topic 280 has no effect on the Company’s financial statements as substantially all of its operations are conducted in one industry segment – iron ore mining.  With the upgrading of DRI facilities for both China Jinxin and China Huaxin, the Company will be shifting its main product from iron ore to DRI when the upgrading is completed and production starts.

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

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

In May 2014, the FASB issued No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect that these ASUs will have on its consolidated financial statements and related disclosures.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 31, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. The Company is evaluating the effect that ASU No. 2016-09 will have on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17 Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The Company does not anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. The Company will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

3. INVENTORY

Inventory consisted of the following at December 31, 2016 and 2015:

	2016	2015
Material	$305,381	$1,875,631
Finished goods	594,073	634,638
Less: inventory impairment allowance	(205,936)	(1,052,441)
Total	$693,518	$1,457,828

4. MINING RIGHTS

The Company is currently negotiating with the Department of Land and Resources of Hebei Province and the local Zhuolu County government to obtain the rights to mine in Zhuolu County where one of its production facilities is located. Pending the final contract, the Company accrued the cost of mining rights based on the quantity of ore extracted (see Note 12). The Company used $0.68 (RMB 2.4 per ton) based on a royalty rate prescribed by the local authority based on the purity of ore in the subject mines. If the rate per ton of ore changes when the contract is finalized, the Company will account for the change prospectively as a change in an accounting estimate. The Company did not extract any ore in the years ended December 31, 2016 and 2015, and accordingly did not accrue the cost of mining rights for the years ended December 31, 2016 and 2015.

5. VALUE-ADDED TAX RECEIVABLE

At December 31, 2016 and 2015, the Company had VAT receivable of $2,651,258 and $2,898,546, respectively.  It was the VAT paid on purchases, and it can be carried forward indefinitely for offsetting against future VAT payable.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2016 and 2015:

	2016	2015
Building	$20,401,012	$20,022,068
Production equipment	16,030,128	16,850,805
Transportation equipment	1,170,203	1,250,108
Office equipment	238,822	206,339
Total	37,840,165	38,329,320
Less: Accumulated depreciation	(12,197,221)	(10,201,342)
Less: impairment allowance	(1,066,905)	(1,139,755)
Net	$24,576,039	$26,988,223

Depreciation for the years ended December 31, 2016 and 2015 was $2,749,293 and $3,072,722, respectively.

7. RELATED PARTIES TRANSACTIONS

Sales to related parties

In 2016, all of the company's sales was to a related party company owned by its major shareholder. The Company uses sales to offset the borrowings from this related party company.

Advance from related parties

At December 31, 2016 and 2015, China Jinxin owed one of its shareholders $10,039,155 and $10,396,794, respectively, for the purchase of equipment used in construction in progress and for working capital needs. The advance from shareholders will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of commencement of production at the Zhuolu Mine. China Jinxin had not commenced production as of December 31, 2016 and 2015.

In addition, at December 31, 2016, China Huaxin owed three shareholders, two of whom are also the Company’s management, $23.88 million used to construct its DRI facility. Of the $23.88 million, $6.88 million had an annual interest rate of 10% and a due date of six months from the start date of official production.  The remaining payable bore no interest, and is payable upon demand. China Huaxin also borrowed $4.99 million from certain companies owned by its major shareholder, which bore no interest and is payable upon demand. At December 31, 2016, China Huaxin also owed one related party who is the brother of the Company’s major shareholder the amount of $72,077, this loan bore interest of 10% and is payable upon demand.

At December 31, 2015, China Huaxin owed three shareholders, two of whom are also the Company’s management, $25.06 million used to construct its DRI facility. Of the $25.06 million, $7.42 million had an annual interest rate of 10% and a due date of six months from the start date of official production.  The remaining payable bears no interest, and is payable upon demand. China Huaxin also borrowed $3.25 million from certain companies owned by its major shareholder, which bore no interest and is payable upon demand. In addition, China Huaxin also owed one related party, who is the brother of the Company’s major shareholder, the amount of $76,999, which loan bears interest at the rate of 10% per annum and is payable upon demand.

At December 31, 2016 and 2015, Real Fortune HK owed one shareholder $1.20 million for advances to meet operating needs. This advance bears no interest and is payable upon demand.

Below is the summary of advances from related parties at December 31, 2016 and 2015, respectively.

	2016	2015
Advance from shareholders (also the management)	$35,145,896	$36,688,649
Advance from a related party individual	72,077	76,999
Advance from related party companies	4,987,993	3,246,507
Total	40,205,966	40,012,155
Less: Advance to related parties’ companies	(4,299)	(64,651)
Advance from related parties, net	$40,201,667	$39,947,504

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

Intangible assets consisted of the following at December 31, 2016 and 2015:

	2016	2015
Land use rights	$3,541,654	$3,783,487
Less: Accumulated amortization	(527,533)	(462,188)
Net	$3,014,121	$3,321,299

Amortization of intangible assets for the years ended December 31, 2016 and 2015 was $99,098 and $109,008, respectively. Annual amortization for the next five years from January 1, 2017, is expected to be: $94,888; $94,888; $94,888; $94,888, and $94,888.

9. CONSTRUCTION IN PROGRESS

Construction in progress is for the purchase and installation of equipment for future iron ore refining for China Jinxin.  China Jinxin had construction in progress of $6,036,736 and $8,074,674 at December 31, 2016 and 2015, respectively. China Jinxin completed most of the construction for iron ore refining; however, the management plans to further upgrade the facility for DRI production due to increased demand for DRI products in China. The construction for China Jinxin’s DRI facility upgrade was almost completed as of the date of this report date and is currently in the final stage of adjusting the equipment and making certain modification to the facility after relevant authority’s inspection and testing.

10. DEFERRED TAX LIABILITY

At December 31, 2016, deferred tax liability of $2,485 arose from the differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of China Huaxin.

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

11. ACCRUED LIABILITIES AND OTHER PAYABLES

CURRENT

Accrued liabilities and other payables consisted of the following at December 31, 2016 and 2015:

	2016	2015
Accrued payroll	$150,960	$275,916
Accrued mining rights (see note 4)	63,771	68,126
Accrued interest	4,639,453	3,897,613
Due to unrelated parties	6,134,019	6,297,423
Payable for social insurance	45,022	35,383
Payable for construction	138,959	67,759
Other	108,230	284,843
Total	$11,280,414	$10,927,063

As of December 31, 2016, the $6,134,019 due to unrelated parties were short-term advances from unrelated companies or individuals for the Company’s construction and working capital needs, of which, $2,629,384 bore interest of 10% and is due 6 months after the commencement of China Huaxin’s official production. The remaining amount of short-term advances bore no interest, and is payable upon demand.

As of December 31, 2015, the $6,297,423 due to unrelated parties were short-term advances from unrelated companies or individuals for the Company’s construction and working capital needs, of which $2,531,137 bore interest of 10% and was due 6 months after the commencement of China Huaxin’s official production. The remaining amount of short-term advances bore no interest, and is payable upon demand.

NONCURRENT

Under local environmental regulations, the Company is obligated at the end of the mine’s useful life to restore and rehabilitate the land that is used in its mining operations. The Company estimates it would cost $560,000 (RMB 3.5 million) to restore the entire Zhuolu mine after extracting all the economical ore for such efforts.

The Company accrued certain mine restoration expenses based on the actual production volume during the period it extracted ore. As of December 31, 2016 and 2015, the long term accrued mine restoration cost was $11,800 and $12,606, respectively. There was no production during the years ended December 31, 2016 and 2015.

12. SHORT TERM LOAN

At December 31, 2016 and 2015, China Jinxin had a short-term bank loan of $187,401 and $200,197, respectively.  This loan was entered in June 2013 for one year, and renewed on June 27, 2014 to June 26, 2015, with monthly interest rate of 0.9%. This loan was renewed on June 30, 2015, for a one-year term to June 29, 2016, and was further renewed to June 26, 2017, with monthly interest rate of 0.83375%.  The loan was secured by a lien on a fixed asset of China Jinxin.

13. PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012. During 2011, the Company paid $2.86 million (RMB 18.0 million). During 2012, the Company did not make any payment on this payable. On March 20, 2013, the Company amended the payment terms and agreed to pay the remaining balance of $902,098 (RMB 5,500,000) on December 31, 2014. Based on the amended agreement, if the Company paid in full by December 31, 2014, no interest would be charged. The Company agreed that if it defaulted it would pay interest starting on January 1, 2015 based on the current bank interest rate for the remaining balance at that time. Starting from January 1, 2015, the Company agreed to pay interest based on the current bank interest rate of 5.35% for the outstanding balance at December 31, 2014.  As of December 31, 2016 and 2015, the Company has $792,850 and $846,988 of payable to contractors, respectively.

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

14. STOCKHOLDERS’ EQUITY

Shares issued to consulting firm

On November 15, 2016, the Company entered into a consulting agreement with a consulting firm. The Company agreed to issue 3,000,000 shares of the Company’s common stock to the firm for 24 months of consulting services including financial analysis, business plan advisory, due diligence assistance for financing and IR services.  The fair value of the 3,000,000 shares of common stock was $1,050,000; the fair value was calculated based on the stock price of $0.35 per share on November 15, 2016, and will be amortized over the service term. During the year ended December 31, 2016, the Company amortized $65,625 as stock compensation expense. In addition to the 3,000,000 shares (issued in full in January 2017), the Company also agreed to pay the consultant $4,000 cash per month on or before the 5th day of each calendar month.

15. INCOME TAXES

The Company’s operating subsidiary is governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended December 31, 2016 and 2015:

	2016	2015
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.2%	9.1%
Valuation allowance on NOL	24.2%	24.6%
Tax per financial statements	(0.6)%	(0.3)%

The income tax for the years ended December 31, 2016 and 2015, consisted of the following:

	2016	2015
Income tax (benefit) expense – current	$-	$-
Income tax (benefit) expense – deferred	(31,651)	(28,942)
Total income tax benefit	$(31,651)	$(28,942)

16. MAJOR CUSTOMER AND VENDORS

There was $1,462 of sales from consulting services performed by China Tongda and $611,833 of sales from China Huaxin during the year ended December 31, 2016; and sales for the year ended December 31, 2015 were $720,439, all of which were derived from China Huaxin’s trial production.

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

17. LITIGATION

On September 4, 2012, Shijiangzhuang City QiaoXi District People’s Court ruled China Huaxin to repay a loan of RMB 49,067 ($7,073) plus court fee of RMB 510 ($74) to a plaintiff within 10 days of the judgment. China Huaxin has paid the balance in full in January 2017.

On April 7, 2013, Zhulu County Labor Dispute Arbitration Committee ruled China Jinxin to pay a compensation of RMB 654,300 ($94,320) to an employee for her death from a traffic accident in 2010 when she was on the way to China Jinxin. China Jinxin denied its employment relationship and appealed to Hebei Province Zhulu County People’s Court; on August 3, 2015, Hebei Province Zhulu County People’s Court confirmed its employment relationship and affirmed original judgement in favor of the employee. The Court froze the bank account for $94,320 since October 2016. This liability was accrued as of December 31, 2016.

On December 30, 2016, Hebei Province Haixing County People’s Court ruled China Huaxin to pay the outstanding balance of RMB 410,537 ($59,181) electricity fee plus RMB 3,288 ($474) court fee that it owed to GuoWang Hebei Province Electric Company Haixing County branch before January 9th, 2017. China Huaxin accrued this liability in 2016 and paid the balance in full in March 2017.

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