Form 10-Q
period 2017-03-31
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2017-05-12
CIK 1171008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2017

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-49729

Adamant DRI Processing and Minerals Group

(Exact Name of Registrant as Specified in its Charter)

Nevada	61-1745150
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Chunshugou Luanzhuang Village, Zhuolu County, Zhangjiakou, Hebei Province, China	075600
(Address of principal executive offices)	(Zip code)

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

At May 1, 2017 we had 66,760,110 shares of common stock outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	2017	2016

ASSETS

CURRENT ASSETS
Cash & equivalents	$23,779	$86,519
Restricted cash	8,791	94,320
Prepaid expense	853,125	—
Advance to suppliers	16,972	16,353
Value-added tax receivable	2,672,449	2,651,258
Inventory, net	698,195	693,518

Total current assets	4,273,311	3,541,968

NONCURRENT ASSETS
Property and equipment, net	24,029,012	24,576,039
Intangible assets, net	3,006,739	3,014,121
Construction in progress	6,029,718	6,036,736
Goodwill	5,800,121	5,768,599

Total noncurrent assets	38,865,590	39,395,495

TOTAL ASSETS	$43,138,901	$42,937,463

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$—	$94,169
Accounts payable	2,804,488	2,859,960
Accrued liabilities and other payables	11,537,078	11,280,414
Income tax payable	119,824	119,173
Short term loan	188,425	187,401
Payable to contractors	797,182	792,850
Advance from related parties	40,669,648	40,201,667

Total current liabilities	56,116,645	55,535,634

NONCURRENT LIABILITIES
Deferred tax liability	—	2,485
Accrued expense	11,864	11,800

Total noncurrent liabilities	11,864	14,285

Total liabilities	56,128,509	55,549,919

STOCKHOLDERS' DEFICIT
Convertible preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 66,760,110 and 63,760,110 shares as of March 31, 2017 and December 31, 2016	66,760	63,760
Additional paid in capital	7,996,954	7,015,579
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	1,678,237	1,741,618
Accumulated deficit	(23,288,812)	(21,990,666)

Total stockholders' deficit	(12,989,608)	(12,612,456)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$43,138,901	$42,937,463

The accompanying notes are an integral part of these financial statements.

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

	2017	2016

Net sales	$—	$—

Cost of goods sold	—	—

Gross loss	—	—

Operating expenses
General and administrative	1,009,565	1,007,404

Total operating expenses	1,009,565	1,007,404

Loss from operations	(1,009,565)	(1,007,404)

Non-operating income (expenses)
Interest income	49	25
Other expenses	(40,081)	—
Interest expense	(250,923)	(267,503)
Bank charges	(125)	(392)

Total non-operating expenses, net	(291,080)	(267,870)

Loss before income tax	(1,300,645)	(1,275,274)

Income tax benefit	(2,499)	(8,212)

Net loss	(1,298,146)	(1,267,062)

Other comprehensive income
Foreign currency translation loss	(63,381)	(51,291)

Net comprehensive loss	$(1,361,527)	$(1,318,353)

Basic and diluted weighted average shares outstanding	66,660,110	63,760,110

Basic and diluted net loss per share	$(0.02)	$(0.02)

The accompanying notes are an integral part of these financial statements.

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,298,146)	$(1,267,062)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	704,269	718,070
Stock compensation expense	131,250	—
Changes in deferred taxes	(2,499)	(8,212)
(Increase) decrease in assets and liabilities:
Advance to suppliers	(530)	(77,008)
Other receivables	—	947
Restricted cash	86,226	—
Inventory	(889)	—
Bank overdraft	(94,865)	—
Accounts payable	(71,236)	50,317
Accrued liabilities and other payables	235,479	454,611
Taxes payable	(6,716)	(782)

Net cash used in operating activities	(317,657)	(129,119)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance to suppliers for construction and equipment	—	14,091
Acquisition of fixed assets	(1,002)	—

Net cash provided by (used in) investing activities	(1,002)	14,091

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	255,352	177,827

Net cash provided by financing activities	255,352	177,827

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	567	785

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(62,740)	63,584

CASH & EQUIVALENTS, BEGINNING OF PERIOD	86,519	26,957

CASH & EQUIVALENTS, END OF PERIOD	$23,779	$90,541

Supplemental Cash Flow Data:
Income tax paid	$—	$—
Interest paid	$4,702	$5,361

The accompanying notes are an integral part of these financial statements.

ADAMANT DRI PROCESSING AND MINERALS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Adamant DRI Processing and Minerals Group (“Adamant’ or “the Company” or “Group”), is a Nevada corporation incorporated in July 2014 and successor by merger to UHF Incorporated, a Delaware corporation (“UHF”).

The Company produces Direct Reduced Iron (“DRI”) using advanced reduction rotary kiln technology with iron ore as the principal raw material. ‘Reduced Iron’ derives its name from the chemical change that iron ore undergoes when it is heated in a furnace at high temperatures in the presence of hydrocarbon-rich gasses. ‘Direct reduction’ refers to processes which reduce iron oxides to metallic iron below the melting point of iron.

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

For accounting purposes, the share exchange transaction with Target and the Target Stockholders was treated as a reverse acquisition, with Target as the acquirer and UHF as the acquired party.   The shares issued to Target’s shareholders were accounted for as a recapitalization of Target and were retroactively restated for the periods presented because after the share exchange, Target’s shareholders owned the majority of UHF’s outstanding shares and exercised significant influence over the operating and financial policies of the consolidated entity, and UHF was a non-operating shell with nominal net assets prior to the acquisition. Pursuant to Securities and Exchange Commission (“SEC”) rules, this is considered a capital transaction in substance, rather than a business combination.

On July 4, 2014, the Company entered into an Agreement and Plan of Merger with UHF, pursuant to which UHF merged with and into Adamant with Adamant as the surviving entity (the “Merger”), as a result of which each outstanding share of common stock of UHF at the effective time of the Merger was converted into one share of the common stock of Adamant, and the outstanding share of series A Preferred Stock was converted into 17,839,800 shares of common stock. The Merger was effected on August 29, 2014.

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

The Company operates in China through Zhuolu Jinxin Mining Co., Ltd. (“China Jinxin”), the Company’s variable interest entity which the Company controls through a series of agreements between China Jinxin and China Tongda and, as of January 24, 2014, owned Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”) which is owned by China Tongda.  The Group’s current structure is as follows:

China Jinxin is an early stage mining company which processes iron ore at its production facility in Hebei Province. China Jinxin currently does not own any mines or hold any mining rights. In 2015, management determined to further upgrade the facility to enable it to produce DRI due to increased demand for DRI products in China; accordingly, China Jinxin will produce DRI at its facility. Through contractual arrangements among China Tongda and China Jinxin, and its shareholders, the Company controls China Jinxin’s operations and financial affairs. As a result of these agreements, China Tongda is considered the primary beneficiary of China Jinxin (see Note 2) and accordingly, China Jinxin’s results of operations and financial condition are consolidated in the Group’s financial statements. All issued and outstanding shares of China Jinxin are held by 15 Chinese citizens.

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

China Huaxin was established in August 2010 and is located in Haixing Qingxian Industrial Park, Cangzhou, Hebei Province PRC.  China Huaxin is engaged in producing and selling DRI.  Prior to 2015, China Huaxin conducted no business activities other than construction of its DRI production facility.  Construction of the DRI Facility was completed, and China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of environmental initiatives by national, provincial and local government authorities in China, starting in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. China Huaxin completed the upgrading and resumed trial production from its upgraded DRI facilities, China Huaxin is currently doing equipment debugging and adjustment, and expects the official production to resume in mid-2017.

The consolidated interim financial information as of March 31, 2017 and for the three month periods ended March 31, 2017 and 2016 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) was not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2017, results of operations and cash flows for the three months ended March 31, 2017 and 2016, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements (“CFS”) are prepared in conformity with US GAAP. Adamant, Real Fortune BVI and Real Fortune HK’s functional currency is the US Dollar (‘‘USD’’ or “$”), and China Tongda, China Jinxin and China Huaxin’s functional currency is Chinese Renminbi (‘‘RMB’’). The accompanying CFS are translated from functional currencies and presented in USD.

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

There has been no change in the VIE structure during the three months ended March 31, 2017 and 2016, and none of the events listed in a-d above have occurred.

The accompanying CFS include the accounts of Real Fortune BVI, Real Fortune HK, China Tongda, China Jinxin and China Huaxin, which are collectively referred to as the “Company”. All significant intercompany accounts and transactions were eliminated in the CFS.

Going Concern

The Company incurred a net loss of $1.30 million for the three months ended March 31, 2017. The Company also had a working capital deficit of $51.84 million as of March 31, 2017. In addition, China Jinxin has refused to sell its iron ore concentrate to its sole customer because of the low price offered. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The CFS do not include any adjustments that might result from the outcome of this uncertainty. China Jinxin is upgrading its facility and equipment, which when completed, will enable the Company to produce DRI. China Jinxin’s DRI facility upgrade was almost complete as of the date of this report and is currently in the final stage of adjusting the equipment and making certain modifications to the facility after relevant authority’s inspection and testing.  A shareholder of the Company indicated she will continue to fund China Jinxin, although there is no written agreement in place and China Jinxin currently owes her $10.19 million.  In addition, China Huaxin currently owes $24.17 million to three of the Company’s shareholders for constructing its DRI facility; one is the major lender of China Jinxin who lent $16.52 million to China Huaxin, and the other two are also members of the Company’s management. In addition, China Huaxin borrowed $5.02 million from companies owned by its major shareholder. China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of environmental initiatives by national, provincial and local government authorities in China, in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. China Huaxin has completed the upgrading and resumed trial production from its upgraded DRI facilities. China Huaxin is currently doing the equipment debugging and adjustments, and expects the official production to resume in mid-2017.

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

On January 23, 2014, the Company completed the acquisition of China Huaxin.  Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess recorded to goodwill. The Company recognized RMB 40.02 million ($6.54 million) goodwill from the acquisition.  At December 31, 2015, the Company reappraised the fair value of China Huaxin by using the replacement cost since China Huaxin did not start official production in 2015 due to the upgrading of its DRI facilities.  As of March 31, 2017 and December 31, 2016, the Company evaluated the impairment goodwill of using DCF analysis and concluded the goodwill of Huaxin was not impaired.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company’s account in the Agriculture Bank of China, Zhuolu Branch of China Jinxin was required to be frozen for RMB654,300.00 ($94,320) since October 2016 as a result of a civil judgement for accidental death in favor of an employee death (see Note 17). The Company’s bank account in the Bank of China, Cangzhou Bohai district Branch of China Huaxin was required to be frozen for RMB79,852 ($11,574) as a result of two civil judgements against the Company for repaying two personal loans (see Note 17). Due to limited cash balance in the bank account, the Company recorded $8,791 and $94,320 as restricted cash as of March 31, 2017 and December 31, 2016, respectively.

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had no accounts receivable or bad debt allowances at March 31, 2017 and December 31, 2016.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2017 and December 31, 2016, there were $1.07 million and $1.07 million in impairments of its long-lived assets, respectively (See Note 6).

Income Taxes

The Company follows FASB ASC Topic 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about their merits or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At March 31, 2017 and December 31, 2016, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of March 31, 2017 and December 31, 2016, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the three months ended March 31, 2017 and 2016 consisted of net loss and foreign currency translation adjustments.

Share-based compensation

The Company accounts for share-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date FV of the equity instrument issued and recognized as compensation expense over the requisite service period.

The Company accounts for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Share-based compensation associated with the issuance of equity instruments to non-employees is measured at the FV of the equity instrument issued or committed to be issued, as this is more reliable than the FV of the services received. The FV is measured at the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete.

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

In May 2014, the FASB issued No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect that these ASUs will have on its CFS.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 31, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. The Company is evaluating the effect that ASU No. 2016-09 will have on the Company’s CFS.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its CFS.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its CFS.

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its CFS.

In October 2016, the FASB issued ASU No. 2016-17 Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its CFS.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The Company does not anticipate that the adoption of this ASU will have a significant impact on its CFS.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its CFS.

3. INVENTORY

Inventory consisted of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Material	$307,937	$305,381
Finished goods	597,320	594,073
Less: inventory impairment allowance	(207,062)	(205,936)
Total	$698,195	$693,518

4. MINING RIGHTS

The Company is currently negotiating with the Department of Land and Resources of Hebei Province and the local Zhuolu County government to obtain the rights to mine in Zhuolu County where one of its production facilities is located. Pending the final contract, the Company accrued the cost of mining rights based on the quantity of ore extracted (see Note 11). The Company used $0.68 (RMB 2.4 per ton) based on a royalty rate prescribed by the local authority based on the purity of ore in the subject mines. If the rate per ton of ore changes when the contract is finalized, the Company will account for the change prospectively as a change in an accounting estimate. The Company did not extract any ore in the three months ended March 31, 2017 and 2016, and accordingly did not accrue the cost of mining rights for the three months ended March 31, 2017 and 2016.

5. VALUE-ADDED TAX RECEIVABLE

At March 31, 2017 and December 31, 2016, the Company had VAT receivable of $2,672,449 and $2,651,258, respectively.  It was the VAT paid on purchases, and it can be carried forward indefinitely for offsetting against future VAT payable.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Building	$20,512,490	$20,401,012
Production equipment	16,113,031	16,030,128
Transportation equipment	1,176,597	1,170,203
Office equipment	241,127	238,822
Total	38,043,245	37,840,165
Less: Accumulated depreciation	(12,941,498)	(12,197,221)
Less: impairment allowance	(1,072,735)	(1,066,905)
Net	$24,029,012	$24,576,039

Depreciation for the three months ended March 31, 2017 and 2016 was $680,372 and $692,865, respectively.

7. RELATED PARTIES TRANSACTIONS

Sales to related parties

In 2016, all of the Company's sales was to a related party company owned by its major shareholder. The Company uses sales to offset the borrowings from this related party company.

Advance from related parties

At March 31, 2017 and December 31, 2016, China Jinxin owed one of its shareholders $10,220,982 and $10,039,155, respectively, for the purchase of equipment used in construction in progress and for working capital needs. The advance from shareholders will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of commencement of production at the Zhuolu Mine. China Jinxin had not commenced production as of March 31, 2017.

At March 31, 2017, China Huaxin owed three shareholders, two of whom are also the Company’s management, $24.17 million used to construct its DRI facility. Of the $24.17 million, $6.91 million had interest of 10% and a due date of six months from the start date of official production.  The remaining payable bore no interest, and is payable upon demand. China Huaxin also borrowed $5.02 million from certain companies owned by its major shareholder, which bore no interest and is payable upon demand. At March 31, 2017, China Huaxin also owed one related party who is the brother of the Company’s major shareholder the amount of $72,471, this loan bore interest of 10% and is payable upon demand.

At December 31, 2016, China Huaxin owed three shareholders, two of whom are also the Company’s management, $23.88 million used to construct its DRI facility. Of the $23.88 million, $6.88 million had interest of 10% and a due date of six months from the start date of official production.  The remaining payable bore no interest, and is payable upon demand. China Huaxin also borrowed $4.99 million from certain companies owned by its major shareholder, which bore no interest and is payable upon demand. At December 31, 2016, China Huaxin also owed one related party who is the brother of the Company’s major shareholder the amount of $72,077, this loan bore interest of 10% and is payable upon demand.

At March 31, 2017 and December 31, 2016, Real Fortune HK owed one shareholder $1.20 million for advances to meet operating needs. This advance bears no interest and is payable upon demand.

Below is the summary of advances from related parties at March 31, 2017 and December 31, 2016, respectively.

	2017	2016
Advance from shareholders (also the management)	$35,586,250	$35,145,896
Advance from a related party individual	72,471	72,077
Advance from related party companies	5,015,249	4,987,993
Total	40,673,970	40,205,966
Less: Advance to related parties’ companies	(4,322)	(4,299)
Advance from related parties, net	$40,669,648	$40,201,667

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

Intangible assets consisted of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Land use rights	$3,561,006	$3,541,654
Less: Accumulated amortization	(554,267)	(527,533)
Net	$3,006,739	$3,014,121

Amortization of intangible assets for the three months ended March 31, 2017 and 2016 was $23,897 and $25,205, respectively. Annual amortization for the next five years from April 1, 2017, is expected to be: $95,406; $95,406; $95,406; $95,406, and $95,406.

9. CONSTRUCTION IN PROGRESS

Construction in progress is for the purchase and installation of equipment for future iron ore refining for China Jinxin.  China Jinxin had construction in progress of $6,029,718 and $6,036,736 at March 31, 2017 and December 31, 2016, respectively. China Jinxin completed most of the construction for iron ore refining; however, the management plans to further upgrade the facility for DRI production due to increased demand for DRI products in China. The construction for China Jinxin’s DRI facility upgrade was almost completed as of the date of this report date and is currently in the final stage of adjusting the equipment and making certain modification to the facility after relevant authority’s inspection and testing.

10. DEFERRED TAX LIABILITY

At March 31, 2017, deferred tax liability was $0.

At December 31, 2016, deferred tax liability of $2,485 arose from the differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of China Huaxin.

11. ACCRUED LIABILITIES AND OTHER PAYABLES

CURRENT

Accrued liabilities and other payables consisted of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Accrued payroll	$131,760	$150,960
Accrued mining rights (see note 4)	64,120	63,771
Accrued interest	4,910,555	4,639,453
Due to unrelated parties	6,167,537	6,134,019
Payable for social insurance	48,238	45,022
Payable for construction	110,730	138,959
Other	104,138	108,230
Total	$11,537,078	$11,280,414

As of March 31, 2017, the $6,167,537 due to unrelated parties were short-term advances from unrelated companies or individuals for the Company’s construction and working capital needs, of which, $2,544,968 bore interest of 10% and is due 6 months after the commencement of China Huaxin’s official production. The remaining amount of short-term advances bore no interest, and is payable upon demand.

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

The Company accrued certain mine restoration expenses based on the actual production volume during the period it extracted ore. As of March 31, 2017 and December 31, 2016, the long term accrued mine restoration cost was $11,864 and $11,800, respectively. There was no production during the three months ended March 31, 2017 and 2016.

12. SHORT TERM LOAN

At March 31, 2017 and December 31, 2016, China Jinxin had a short-term bank loan of $188,425 and $187,401, respectively.  This loan was entered in June 2013 for one year, and renewed on June 27, 2014 to June 26, 2015, with monthly interest of 0.9%. This loan was renewed on June 30, 2015, for a one-year term to June 29, 2016, and was further renewed to June 26, 2017, with monthly interest of 0.83375%.  The loan was secured by a lien on a fixed asset of China Jinxin.

13. PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012. During 2011, the Company paid $2.86 million (RMB 18.0 million). During 2012, the Company did not make any payment on this payable. On March 20, 2013, the Company amended the payment terms and agreed to pay the remaining balance of $902,098 (RMB 5,500,000) on December 31, 2014. Based on the amended agreement, if the Company paid in full by December 31, 2014, no interest would be charged. The Company agreed that if it defaulted it would pay interest starting on January 1, 2015 based on the current bank interest rate for the remaining balance at that time. Starting from January 1, 2015, the Company agreed to pay interest based on the current bank interest rate of 5.35% for the outstanding balance at December 31, 2014.  As of March 31, 2017 and December 31, 2016, the Company has $797,182 and $792,850 of payable to contractors, respectively.

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

14. STOCKHOLDERS’ EQUITY

Shares issued to consulting firm

On November 15, 2016, the Company entered into a consulting agreement with a consulting firm. The Company issued 3,000,000 shares of the Company’s common stock to the firm for 24 months of consulting services including financial analysis, business plan advisory, due diligence assistance for financing and IR services.  The shares were issued in January 2017; and the FVwas $1,050,000, which was recorded as prepaid expense; the FV was calculated based on the stock price of $0.35 per share on November 15, 2016, and amortized over the service term. At March 31, 2017, the Company had prepaid expense of $853,125. During the three months ended March 31, 2017, the Company amortized $131,250 as stock compensation expense. In addition to the 3,000,000 shares, the Company also agreed to pay the consultant $4,000 cash per month on or before the 5th day of each calendar month.

15. INCOME TAXES

The Company’s operating subsidiary is governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended March 31, 2017 and 2016:

	2017	2016
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.1%	9.2%
Valuation allowance on NOL	24.7%	24.2%
Tax per financial statements	(0.2)%	(0.6)%

The income tax for the three months ended March 31, 2017 and 2016, consisted of the following:

	2017	2016
Income tax (benefit) expense – current	$—	$—
Income tax (benefit) expense – deferred	(2,499)	(8,212)
Total income tax benefit	$(2,499)	$(8,212)

16. MAJOR CUSTOMER AND VENDORS

Sales for the three months ended March 31, 2017 and 2016 were $0, respectively.

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

17. LITIGATION

On September 4, 2012, Shijiazhuang City QiaoXi District People’s Court ruled China Huaxin had to repay a loan of RMB 49,067 ($7,073) plus court fees of RMB 510 ($74) to a plaintiff within 10 days of the judgment. China Huaxin has paid RMB 10,216 ($1,481) in January 2017.

On April 7, 2013, the Zhulu County Labor Dispute Arbitration Committee ruled that China Jinxin had to pay RMB 654,300 ($94,320) to an employee as a result of her death in a traffic accident in 2010 when she was on the way to China Jinxin. China Jinxin denied that it had an employment relationship with the plaintiff and appealed to Hebei Province Zhulu County People’s Court; on August 3, 2015, Hebei Province Zhulu County People’s Court confirmed there was an employment relationship and affirmed the original judgement in favor of the plaintiff. The Court froze the Company’s bank account for $94,320 in October 2016. This liability was accrued as of December 31, 2016.

On December 30, 2016, Hebei Province Haixing County People’s Court ruled that China Huaxin had to pay the outstanding balance of RMB 410,537 ($59,181) electricity fee plus RMB 3,288 ($474) in court fees that it owed to GuoWang Hebei Province Electric Company Haixing County branch before January 9th, 2017. China Huaxin accrued this liability in 2016 and paid the balance in full in March 2017.

On August 13, 2014, Heibei Province Haixing County People’s Court ruled that China Huaxin had to repay a loan of RMB 60,000 ($8,697) plus applicable interest which is calculated based on the Bank of China’s interest rate for the loan with the same term to a plaintiff within 10 days of the judgment. At March 31, 2017, China Huaxin had outstanding balance of RMB 39,502 ($5,726).

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

20. SUBSEQUENT EVENT

On April 27, 2017, the Company issued a press release announcing the restart of production following a 2-year production modernization period. The production was limited to test runs and no revenue was accrued during the first quarter of 2017.

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

China Jinxin’s DRI facility upgrade was almost completed as of the date of this report and is currently in the final stage of adjusting equipment and making certain modification to the facility after relevant authority’s inspection and testing.

On January 17, 2014, we acquired a direct reduced iron (“DRI”) production facility in Haixing County, Hebei Province.  We completed trial production at this facility and expected to commence commercial production in May 2015. However, as a result of environmental initiatives by government authorities in China, starting in June 2015, we began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. China Huaxin has completed the upgrading and resumed trial production from its upgraded DRI facilities. China Huaxin is currently doing equipment debugging and adjustment, and expects to resume official production in mid-2017.

We own all of the issued and outstanding capital stock of Real Fortune BVI, which in turn owns all of the issued and outstanding capital stock of Real Fortune Holdings Limited, a Hong Kong limited company (“Real Fortune HK”), which in turn owns all of the issued and outstanding capital stock of Zhangjiakou Tongda Mining Technologies Service Co., Ltd., a Chinese limited company (“China Tongda”). Real Fortune BVI was established in the BVI in September 2010 to serve as an intermediate holding company.  Real Fortune HK was established in HK in April 2010. China Tongda was established in the PRC in August 2010, and in August 2010, the local government of the PRC issued a certificate of approval regarding the foreign ownership of China Tongda by Real Fortune HK.  China Jinxin, one of our operating affiliates, was established in the PRC in December 2006.

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

Our ability to profit from our facility in Zhuolu is dependent upon our ability to extract and process iron ore from the Zhuolu Mine and sell the output for a price that enables us to profit. To date, all of our sales from this facility have been made to a single customer. We entered into a ten-year contract with this customer, which expires in January 2019. Pursuant to this agreement, we agreed to sell the customer, HSG, all of the output from our Zhuolu facility, which it agreed to purchase. The price paid to us by HSG is to be determined by HSG in light of the quality of our product and market prices and is to be such that it results in a proper margin to us. Thus, our ability to profit from our current production facility at the Zhuolu Mine over the next few years will be determined by the prices we receive from HSG. We cannot guarantee that HSG will not offer a price below what it pays to the Company’s competitors. The lower price will reduce our profit margin. However, if we are not satisfied with the price set by HSG, we can attempt to renegotiate the price. In an effort to obtain a higher price from HSG, we have yet to deliver iron ore concentrate we produced in the fourth quarter of 2011. We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output.

There was no production and sales for the three months ended March 31, 2017 and 2016. China Huaxin is currently doing the equipment debugging and adjustment, and expected the official production in mid-2017.

All mineral resources in China are owned by the state. Thus, our ability to obtain iron ore depends upon our ability to obtain mineral licenses from the relevant state authorities, purchase ore from another party that has mining rights or import ore from outside of China. It is generally not feasible to transport iron ore any significant distance before processing. We believe, as evidenced by our shareholders’ willingness to finance the construction of our Zhuolu facilities, there is sufficient iron ore in the vicinity of our Zhuolu facilities to enable us to operate them at a profit. Nevertheless, we have yet to obtain long term rights to any iron mine and there is no assurance we will be able to do so. Although we extracted iron ore from the Zhuolu Mine where our production facilities are located, we do not have the right to do so and can be subjected to various fines and penalties. However, since we paid geological survey fees on behalf of the local government so it could process applications related to the right to mine the Zhuolu Mine and has not received any challenges from any authorities regarding our mining activities, we believe that even if fines and penalties are assessed against us in the future, the amount should be negotiable with the authorities. If we are unable to obtain mining rights to the Zhuolu Mine, we will have to acquire iron ore from third parties. The failure to obtain iron ore for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results. We have not yet receive the official mining rights to extract; accordingly, we made a provision for fixed assets impairment for all the mine extracting and broken equipment and machinery. We’ve been negotiating a sale agreement with a new customer for China Jinxin, and expecting the agreement to be signed in mid-2017.

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

Results of Operations

Comparison of the three months ended March 31, 2017 and 2016

					Dollar	Percentage
	2017	% of Sales	2016	% of Sales	Increase (Decrease)	Increase (Decrease)
Sales	$—	—%	$—	—%	$—	—%
Cost of goods sold	—	—%	—	—%	—	—%
Gross income (loss)	—	—%	—	—%	—	—%
Operating expenses	1,009,565	—%	1,007,404	—%	2,161	0.2%
Loss from operations	(1,009,565)	—%	(1,007,404)	—%	(2,161)	0.2%
Other expense, net	(291,080)	—%	(267,870)	—%	(23,210)	9%
Loss before income taxes	(1,300,645)	—%	(1,275,274)	—%	(25,371)	2%
Income tax benefit	(2,499)	—%	(8,212)	—%	5,713	(70)%
Net loss	$(1,298,146)	—%	$(1,267,062)	—%	$(31,084)	3%

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

We acquired a new subsidiary, China Huaxin, in January 2014, through which we own a direct reduced iron production facility, which was recently constructed. China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of environmental initiatives by government authorities in China, starting in June 2015, China Huaxin has been upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities.  China Huaxin has completed the upgrading and resumed trial production from its upgraded DRI facilities. China Huaxin is currently doing the equipment debugging and adjustments, and expects to resume official production in mid-2017.

There was no production and sales for the three months ended March 31, 2017 and 2016.

Cost of Goods Sold

Cost of goods ("COGS”) sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore, iron ore concentrate and DRI.

COGS for the three months ended March 31, 2017 and 2016 was $0 due to the absence of sales and production.

Gross Income (Loss)

We did not have any sales and production for the three months ended March 31, 2017 and 2016.

Operating Expenses

Operating expenses consist mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities, and audit and legal expenses.

Operating expenses were $1,009,565 for the three months ended March 31, 2017, compared to $1,007,404 for the same period in 2016, an increase of $2,161 or 0.2%; despite we had stock compensation expense of $131,250 for shares issued for consulting service in the three months ended March 31, 2017, we actually incurred less operating expenses for salary and welfare expenses, marketing and business entertainment expenses during the three months ended March 31, 2017 as a result of the company’s cost saving efforts.

Other Expenses

Other expenses were $291,080 for the three months ended March 31, 2017, compared to $267,870 for the 2016 period.  The 9% increase in other expenses was mainly due to the loss on disposal of certain obsolete construction in progress of $40,081 for China Jinxin for the three months ended March 31, 2017.

Net Loss

We had a net loss of $1,298,146 for the three months ended March 31, 2017, compared to net loss of $1,267,062 for the three months ended March 31, 2016. The increase in our net loss results from the increased operating and other expenses.

Liquidity and Capital Resources

Our ability to generate cash from operations is dependent upon our ability to obtain iron ore and iron sands to process and to maintain the permits necessary to process such ore at our current facilities, neither of which is assured. If we cannot obtain iron ore and iron sands to process or are no longer able to process ore and sands, we would be dependent upon cash infusions from our current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain our facilities until we can resume operations. One shareholder has indicated she will continue to fund China Jinxin, although there is no written agreement in place and China Jinxin currently owes her $10.19 million. In addition, China Huaxin borrowed $24.17 million from three of our shareholders (one of whom is the individual who funded China Jinxin and who has loaned $16.52 million to China Huaxin, another of whom is our CEO and who has loaned $2.05 million, and the third of whom is a shareholder and senior officer who has loaned $5.59 million). Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds may have a severe negative impact on our ability to become a viable company.

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

As of March 31, 2017, cash and equivalents were $23,779, compared to $86,519 cash and equivalents as of December 31, 2016. The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2017 and 2016, respectively.

	2017	2016
Net cash used in operating activities	$(317,657)	$(129,119)
Net cash provided by (used in) investing activities	$(1,002)	$14,091
Net cash provided by financing activities	$255,352	$177,827

Net cash used in operating activities

Net cash used in operating activities was $317,657 for the three months ended March 31, 2017, compared to net cash used in operating activities of $129,119 in the same period of 2016. The increase of cash outflow from operating activities for the three months ended March 31, 2017 was principally attributable to increased cash outflow from accounts payable of $71,236 for the three months ended March 31, 2017, compared with cash inflow from accounts payable of $50,317 for the same period of 2016; decreased cash inflow from accrued liabilities and other payables of $235,479 for the three months ended March 31, 2017, compared with cash inflow from accrued liabilities and other payables of $454,611 for the same period of 2016; despite the increased cash inflow from restricted cash of $86,226 for the three months ended March 31, 2017, compared with cash inflow from restricted cash of $0 for the same period of 2016.

Net cash provided by (used in) investing activities

Net cash used in investing activities was $1,002 for the three months ended March 31, 2017, compared to cash provided by investing activities of $14,091 for the same period in 2016. During the three months ended March 31, 2017, we had cash inflow of $95,018 for restricted cash and cash outflow of $1,002 for acquisition of fixed assets. During the three months ended March 31, 2016, we had cash inflow of $14,091 for advance to suppliers for construction and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $255,352 for the three months ended March 31, 2017, compared to net cash provided by financing activities of $177,827 in the same period of 2016. The net cash provided by financing activities in the three months ended March 31, 2017 was due to advances from related parties of $255,352, compared with cash inflow from advances from related parties of $177,827 for the same period of 2016.

At March 31, 2017, we had a working capital deficit of $51.84 million, a decrease in deficit of $0.15 million from the deficit at December 31, 2016 of $51.99 million, which was mainly from increased prepaid expense.

As of March 31, 2017, China Jinxin had borrowed $10.19 million from one of its shareholders for working capital and production facility construction needs. The loan of $10.19 million will not bear interest prior to the commencement of production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine. China Huaxin borrowed $24.17 million from three shareholders; of the $24.17 million, $6.91 million has an interest rate of 10% with a due date of the 6th month anniversary of the date of official production.  The remaining payables bear no interest, and are payable upon demand.  In addition, China Huaxin borrowed $5.02 million from certain companies owned by its major shareholder, which bear no interest and are payable upon demand.

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

The following table summarizes our contractual obligations as of March 31, 2017, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$797,182	$797,182	$—	$—	$—
Short-term bank loan	188,425	188,425
Loan payable to related party with 10% annual interest rate	6,913,745	6,913,745	—	—	—
Loan payable to unrelated party with 10% annual interest rate	2,544,968	2,544,968	—	—	—
Total	$10,444,320	$10,444,320	$—	$—	$—

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

Going Concern

We incurred net losses of $1.30 million for the three months ended March 31, 2017. We also had a working capital deficit of $51.84 million as of March 31, 2017. In addition, we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. The price of iron ore concentrate is still in decline. These conditions raise substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and the Company currently owes $10.19 million to the shareholder. In addition, China Huaxin borrowed $24.17 million from three shareholders, and borrowed $5.02 million from certain companies owned by its major shareholder. Despite such commitments, there is no assurance that adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

In May 2014, the FASB issued No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect that these ASUs will have on its CFS.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 31, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. The Company is evaluating the effect that ASU No. 2016-09 will have on the Company’s CFS.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its CFSs.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its CFS.

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its CFS.

In October 2016, the FASB issued ASU No. 2016-17 Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its CFS.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The Company does not anticipate that the adoption of this ASU will have a significant impact on its CFS.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its CFS.

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

At March 31, 2017, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at March 31, 2017, such disclosure controls and procedures were not effective.  This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

(b) Changes in Internal Control over Financial Reporting.

 There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to ensure that our financial statements are in accordance with US GAAP.

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described under the heading “Risk Factors” in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) and “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 2 of Part I of this report and our consolidated financial statements and related notes included in Item 1 of Part I of this report. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the SEC.

Except as otherwise disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 2 of Part I of this report and our consolidated financial statements and related notes included in Item 1 of Part I of this report, there have been no material changes in the risk factors previously disclosed in the 2016 Form 10-K.

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

ADAMANT DRI PROCESSING AND MINERALS GROUP

Dated: May 12, 2017	By:	/s/ Changkui Zhu
Changkui Zhu
Chief Executive Officer

30