Form 10-Q
period 2017-06-30
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2017-08-14
CIK 1171008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2017

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-49729

Adamant DRI Processing and Minerals Group

(Exact Name of Registrant as Specified in its Charter)

Nevada	61-1745150
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Chunshugou Luanzhuang Village, Zhuolu County, Zhangjiakou, Hebei Province, China	075600
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Do not check if Smaller Reporting Company	Emerging growth company ☐

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

At August 1, 2017 we had 66,760,110 shares of common stock outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2017 (UNAUDITED) DECEMBER 31, 2016

	2017	2016

ASSETS

CURRENT ASSETS
Cash & equivalents	$35,241	$86,519
Restricted cash	8,911	94,320
Prepaid expense	721,875	—
Advance to suppliers, net	170,384	16,353
Value-added tax receivable	2,721,849	2,651,258
Inventory, net	710,870	693,518

Total current assets	4,369,130	3,541,968

NONCURRENT ASSETS
Property and equipment, net	23,723,351	24,576,039
Intangible assets, net	3,037,883	3,014,121
Construction in progress	6,037,559	6,036,736
Goodwill	5,907,058	5,768,599

Total noncurrent assets	38,705,851	39,395,495

TOTAL ASSETS	$43,074,981	$42,937,463

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$—	$94,169
Accounts payable	2,853,244	2,859,960
Accrued liabilities and other payables	12,003,689	11,280,414
Unearned revenue	179,499	—
Income tax payable	122,033	119,173
Short term loan	191,899	187,401
Payable to contractors	811,880	792,850
Advance from related parties	41,522,343	40,201,667

Total current liabilities	57,684,587	55,535,634

NONCURRENT LIABILITIES
Deferred tax liability	—	2,485
Accrued expense	12,083	11,800

Total noncurrent liabilities	12,083	14,285

Total liabilities	57,696,670	55,549,919

STOCKHOLDERS' DEFICIT
Convertible preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 66,760,110 and 63,760,110 shares as of June 30, 2017 and December 31, 2016	66,760	63,760
Additional paid in capital	7,996,954	7,015,579
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	1,420,580	1,741,618
Accumulated deficit	(24,663,236)	(21,990,666)

Total stockholders' deficit	(14,621,689)	(12,612,456)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$43,074,981	$42,937,463

The accompanying notes are an integral part of these financial statements.

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

SIX AND THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016

Net sales	$—	$—	—	$—

Cost of goods sold	—	—	—	—

Gross loss	—	—	—	—

Operating expenses
General and administrative	2,024,966	1,924,152	1,015,401	916,748

Total operating expenses	2,024,966	1,924,152	1,015,401	916,748

Loss from operations	(2,024,966)	(1,924,152)	(1,015,401)	(916,748)

Non-operating income (expenses)
Interest income	72	84	23	59
Other income (expenses)	(144,175)	10	(104,094)	10
Interest expense	(505,575)	(533,913)	(254,652)	(266,410)
Bank charges	(169)	(676)	(44)	(284)

Total non-operating expenses, net	(649,847)	(534,495)	(358,767)	(266,625)

Loss before income tax	(2,674,813)	(2,458,647)	(1,374,168)	(1,183,373)

Income tax (benefit) expense	(2,243)	(17,328)	256	(9,116)

Net loss	(2,672,570)	(2,441,319)	(1,374,424)	(1,174,257)

Other comprehensive income
Foreign currency translation loss	(321,038)	194,825	(257,657)	143,534

Net comprehensive loss	$(2,993,608)	$(2,246,494)	$(1,632,081)	$(1,030,723)

Basic and diluted weighted average shares outstanding	66,710,386	63,760,110	66,760,110	63,760,110

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these financial statements.

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,672,570)	$(2,441,319)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,408,510	1,436,684
Bad debt allowance for advance to suppliers	14,557	—
Stock compensation expense	262,500	—
Changes in deferred taxes	(2,243)	(17,328)
Loss on asset disposal	103,998	—
(Increase) decrease in assets and liabilities:
Advance to suppliers	(166,063)	(44,288)
Other receivables	—	(15,127)
Restricted cash	86,456	—
Inventory	(697)	—
Bank overdraft	(95,092)	—
Accounts payable	(74,317)	(17,135)
Accrued liabilities and other payables	486,420	538,626
Unearned revenue	177,009	—
Taxes payable	(6,859)	(782)

Net cash used in operating activities	(478,391)	(560,669)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	—	(106,580)
Acquisition of fixed assets	(1,005)	—

Net cash used in investing activities	(1,005)	(106,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	426,821	731,941

Net cash provided by financing activities	426,821	731,941

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	1,298	(1,502)

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(51,278)	63,190

CASH & EQUIVALENTS, BEGINNING OF PERIOD	86,519	26,957

CASH & EQUIVALENTS, END OF PERIOD	$35,241	$90,147

Supplemental Cash Flow Data:
Income tax paid	$—	$—
Interest paid	$9,446	$14,900

The accompanying notes are an integral part of these financial statements.

ADAMANT DRI PROCESSING AND MINERALS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

China Huaxin was established in August 2010 and is located in Haixing Qingxian Industrial Park, Cangzhou, Hebei Province PRC.  China Huaxin is engaged in producing and selling DRI.  Prior to 2015, China Huaxin conducted no business activities other than construction of its DRI production facility.  Construction of the DRI Facility was completed, and China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of environmental initiatives by national, provincial and local government authorities in China, starting in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. China Huaxin completed the upgrading and resumed trial production from its upgraded DRI facilities, China Huaxin is currently doing equipment debugging and adjustment, and expects the official production to resume in the end of 2017.

On April 25, 2017, China Tongda incorporated Yancheng DeWeiSi Business Trading Co., Ltd (“DeWeiSi”) with registered capital of RMB 10,000,000 ($1.48 million), to be paid before April 19, 2047. DeWeiSi is wholly-owned subsidiary of China Tongda. DeWeiSi is engaged in the sale of mineral products (except petroleum and petroleum products), hardware products, construction materials, and steel.

The consolidated interim financial information as of June 30, 2017 and for the six and three month periods ended June 30, 2017 and 2016 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) was not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2017, results of operations for the six and three months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements (“CFS”) are prepared in conformity with US GAAP. Adamant, Real Fortune BVI and Real Fortune HK’s functional currency is the US Dollar (‘‘USD’’ or “$”), and China Tongda and its wholly owned subsidiaries' DeWeiSi, China Jinxin and China Huaxin’s functional currency is Chinese Renminbi (‘‘RMB’’). The accompanying CFS are translated from functional currencies and presented in USD.

Principles of Consolidation

The CFS include the financial statements of the Company, its subsidiaries and its VIE (China Jinxin) for which the Company’s subsidiary China Tongda is the primary beneficiary; and China Tongda’s 100% owned subsidiaries China Huaxin and DeWeiSi. All transactions and balances among the Company, its subsidiaries and VIE are eliminated in consolidation.

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

There has been no change in the VIE structure during the six and three months ended June 30, 2017 and 2016, and none of the events listed in a-d above have occurred.

The accompanying CFS include the accounts of Adamant, Real Fortune BVI, Real Fortune HK, China Tongda, China Jinxin, China Huaxin and DeWeiSi, which are collectively referred to as the "Company". All significant intercompany accounts and transactions were eliminated in the CFS.

Going Concern

The Company incurred a net loss of $2.67 million for the six months ended June 30, 2017. The Company also had a working capital deficit of $53.32 million as of June 30, 2017. In addition, China Jinxin refused to sell its iron ore concentrate to its sole customer because of the low price offered. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The CFS do not include any adjustments that might result from the outcome of this uncertainty. China Jinxin is upgrading its facility and equipment, which when completed, will enable the Company to produce DRI. China Jinxin's DRI facility upgrade was almost complete as of the date of this report and the Company is currently in the final stage of adjusting the equipment and making certain modifications to the facility after the relevant authority's inspection and testing. A shareholder of the Company indicated she will continue to fund China Jinxin, although there is no written agreement in place and China Jinxin currently owes her $10.42 million. In addition, China Huaxin currently owes $24.70 million to three of the Company's shareholders for constructing its DRI facility; one is the major lender of China Jinxin who lent $16.92 million to China Huaxin, and the other two are also members of the Company's management. In addition, China Huaxin borrowed $5.11 million from companies owned by its major shareholder. China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of environmental initiatives by national, provincial and local government authorities in China, in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas ("LNG") station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. China Huaxin has completed the upgrading and resumed trial production at its upgraded DRI facilities. China Huaxin is currently doing the equipment debugging and adjustments, and expects the official production to resume prior to the end of 2017.

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

On January 23, 2014, the Company completed the acquisition of China Huaxin. Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess recorded to goodwill. The Company recognized RMB 40.02 million ($6.54 million) of goodwill from the acquisition. At December 31, 2015, the Company reappraised the fair value of China Huaxin by using the replacement cost method since China Huaxin did not start official production in 2015 due to the upgrading of its DRI facilities. As of June 30, 2017 and December 31, 2016, the Company evaluated the impairment of goodwill using DCF analysis and concluded the goodwill of Huaxin was not impaired.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company's account in the Agriculture Bank of China, Zhuolu Branch of China Jinxin was required to be frozen for RMB 654,300.00 ($94,320) since October 2016 as a result of a civil judgement for accidental death in favor of a deceased employee (see Note 17). The Company's bank account in the Bank of China, Cangzhou Bohai district Branch of China Huaxin was required to be frozen for RMB79,852 ($11,574) as a result of two civil judgements against the Company to ensure repayment of two personal loans (see Note 17). Due to limited cash balances in the bank account, the Company recorded $8,911 and $94,320 as restricted cash as of June 30, 2017 and December 31, 2016, respectively.

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had $0 bad debt allowances at June 30, 2017 and December 31, 2016.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2017 and December 31, 2016, there were $0.77 million and $1.07 million in impairments of its long-lived assets, respectively (See Note 6).

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about their merits or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At June 30, 2017 and December 31, 2016, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Fair Value of Financial Instruments

For certain of the Company's financial instruments, including cash and equivalents, accrued liabilities and accounts payable, carrying amounts approximate their fair values ("FV") due to their short maturities. FASB ASC Topic 825, "Financial Instruments," requires disclosure of the FV of financial instruments held by the Company. The carrying amounts reported in the balance sheets for current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and the current market rate of interest.

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

As of June 30, 2017 and December 31, 2016, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the six and three months ended June 30, 2017 and 2016 consisted of net loss and foreign currency translation adjustments.

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

FASB ASC Topic 280 has no effect on the Company’s CFS as substantially all of its operations are conducted in one industry segment – iron ore production.  With the upgrading of DRI facilities for both China Jinxin and China Huaxin, the Company will be shifting its main product from iron ore to DRI.

New Accounting Pronouncements

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

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 31, 2016, and interim periods within those annual periods. The Company adopted this new guidance on January 1, 2017 and this standard does not have a material impact on the Company’s CFS.

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

3. INVENTORY

Inventory consisted of the following at June 30, 2017 and December 31, 2016:

	2017	2016
Material	$313,418	$305,381
Finished goods	608,332	594,073
Less: inventory impairment allowance	(210,880)	(205,936)
Total	$710,870	$693,518

4. MINING RIGHTS

The Company is currently negotiating with the Department of Land and Resources of Hebei Province and the local Zhuolu County government to obtain the rights to mine in Zhuolu County where one of its production facilities is located. Pending the final contract, the Company accrued the cost of mining rights based on the quantity of ore extracted (see Note 11). The Company used $0.68 (RMB 2.4 per ton) based on a royalty rate prescribed by the local authority based on the purity of ore in the subject mines. If the rate per ton of ore changes when the contract is finalized, the Company will account for the change prospectively as a change in an accounting estimate. The Company did not extract any ore in the six and three months ended June 30, 2017 and 2016, and accordingly did not accrue the cost of mining rights for the six and three months ended June 30, 2017 and 2016.

5. VALUE-ADDED TAX RECEIVABLE

At June 30, 2017 and December 31, 2016, the Company had VAT receivable of $2,721,849 and $2,651,258, respectively.  It was the VAT paid on purchases, and it can be carried forward indefinitely for offsetting against future VAT payable.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2017 and December 31, 2016:

	2017	2016
Building	$20,890,680	$20,401,012
Production equipment	15,426,837	16,030,128
Transportation equipment	1,198,291	1,170,203
Office equipment	245,571	238,822
Total	37,761,379	37,840,165
Less: Accumulated depreciation	(13,268,597)	(12,197,221)
Less: impairment allowance	(769,431)	(1,066,905)
Net	$23,723,351	$24,576,039

Depreciation for the six months ended June 30, 2017 and 2016 was $1,363,691 and $1,385,998, respectively. Depreciation for the three months ended June 30, 2017 and 2016 was $699,812 and $680,200, respectively.

7. RELATED PARTIES TRANSACTIONS

Advance from related parties

At June 30, 2017 and December 31, 2016, China Jinxin owed one of its shareholders $10,417,693 and $10,039,155, respectively, for the purchase of equipment used in construction in progress and for working capital needs. This advance from this shareholders will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of commencement of production at the Zhuolu Mine. China Jinxin had not commenced production as of June 30, 2017.

At June 30, 2017, China Huaxin owed three shareholders, two of whom are also the Company's management, $24.70 million used to construct its DRI facility. Of the $24.70 million, $7.04 million had interest of 10% and a due date of six months from the start date of official production. The remaining payable bear no interest, and is payable upon demand. China Huaxin also borrowed $5.11 million from certain companies owned by its major shareholder, which bear no interest and is payable upon demand. At June 30, 2017, China Huaxin also owed one related party who is the brother of the Company's major shareholder the amount of $73,807, this loan bear interest of 10% and is payable upon demand.

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

At June 30, 2017 and December 31, 2016, Real Fortune HK owed one shareholder $1.20 million for advances to meet operating needs. This advance bears no interest and is payable upon demand.

Below is the summary of advances from related parties at June 30, 2017 and December 31, 2016, respectively.

	2017	2016
Advance from shareholders (also management)	$36,345,222	$35,145,896
Advance from a related party individual	73,807	72,077
Advance from related party companies	5,107,715	4,987,993
Total	41,526,744	40,205,966
Less: Advance to related parties’ companies	(4,401)	(4,299)
Advance from related parties, net	$41,522,343	$40,201,667

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

Intangible assets consisted of the following at June 30, 2017 and December 31, 2016:

	2017	2016
Land use rights	$3,737,695	$3,541,654
Less: Accumulated amortization	(699,812)	(527,533)
Net	$3,037,883	$3,014,121

Amortization of intangible assets for the six months ended June 30, 2017 and 2016 was $47,909 and $50,399, respectively. Amortization of intangible assets for the three months ended June 30, 2017 and 2016 was $24,011 and $25,194, respectively. Annual amortization for the next five years from July 1, 2017, is expected to be $97,165, $97,165, $97,165, $97,165 and $97,165.

9. CONSTRUCTION IN PROGRESS

Construction in progress is for the purchase and installation of equipment for future iron ore refining for China Jinxin. China Jinxin had construction in progress of $6,037,559 and $6,036,736 at June 30, 2017 and December 31, 2016, respectively. China Jinxin completed most of the construction for iron ore refining; however, the management plans to further upgrade the facility for DRI production due to increased demand for DRI products in China. The construction for China Jinxin's DRI facility upgrade was almost completed as of the date of this report date and the Company is currently in the final stage of adjusting the equipment and making certain modification to the facility after the relevant authority's inspection and testing.

10. DEFERRED TAX LIABILITY

At June 30, 2017, deferred tax liability was $0.

At December 31, 2016, deferred tax liability of $2,485 arose from the differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of China Huaxin.

11. ACCRUED LIABILITIES AND OTHER PAYABLES

CURRENT

Accrued liabilities and other payables consisted of the following at June 30, 2017 and December 31, 2016:

	2017	2016
Accrued payroll	$147,250	$150,960
Accrued mining rights (see note 4)	65,302	63,771
Accrued interest	5,253,914	4,639,453
Due to unrelated parties	6,281,248	6,134,019
Payable for social insurance	51,907	45,022
Payable for construction	98,010	138,959
Other	106,058	108,230
Total	$12,003,689	$11,280,414

As of June 30, 2017, the $6,281,248 due to unrelated parties were short-term advances from unrelated companies or individuals for the Company’s construction and working capital needs, of which, $2,591,890 bore interest of 10% and is due 6 months after the commencement of China Huaxin’s official production. The remaining amount of short-term advances bore no interest, and is payable upon demand.

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

The Company accrued certain mine restoration expenses based on the actual production volume during the period it extracted ore. As of June 30, 2017 and December 31, 2016, the long term accrued mine restoration cost was $12,083 and $11,800, respectively. There was no production during the six months ended June 30, 2017 and 2016.

12. SHORT TERM LOAN

At June 30, 2017 and December 31, 2016, China Jinxin had a short-term bank loan of $191,899 and $187,401, respectively.  This loan was entered in June 2013 for one year, and renewed on June 27, 2014 to June 26, 2015, with monthly interest of 0.9%. This loan was renewed on June 30, 2015, for a one-year term to June 29, 2016, and was further renewed to June 26, 2017, with monthly interest of 0.83375%.  The loan was secured by a lien on a fixed asset of China Jinxin. As of this report date, China Jinxin is in the process of extending the loan.

13. PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012. During 2011, the Company paid $2.86 million (RMB 18.0 million). During 2012, the Company did not make any payment on this payable. On March 20, 2013, the Company amended the payment terms and agreed to pay the remaining balance of $902,098 (RMB 5,500,000) on December 31, 2014. Based on the amended agreement, if the Company paid in full by December 31, 2014, no interest would be charged. The Company agreed that if it defaulted it would pay interest starting on January 1, 2015 based on the current bank interest rate for the remaining balance at that time. Starting from January 1, 2015, the Company agreed to pay interest based on the current bank interest rate of 5.35% for the outstanding balance at December 31, 2014.  As of June 30, 2017 and December 31, 2016, the Company has $811,880 and $792,850 of payable to contractors, respectively.

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

14. STOCKHOLDERS’ EQUITY

Shares issued to consulting firm

On November 15, 2016, the Company entered into a consulting agreement with a consulting firm. The Company issued 3,000,000 shares of the Company's common stock to the firm for 24 months of consulting services including financial analysis, business plan advisory services, due diligence assistance for financing and IR services. The shares were issued in January 2017; and the FV was $1,050,000, which was recorded as prepaid expense; the FV was calculated based on the stock price of $0.35 per share on November 15, 2016, and amortized over the service term. At June 30, 2017, the Company had prepaid expense of $721,875. During the six months ended June 30, 2017, the Company amortized $262,250 as stock compensation expense. During the three months ended June 30, 2017, the Company amortized $131,250 as stock compensation expense. In addition to the 3,000,000 shares, the Company also agreed to pay the consultant $4,000 cash per month on or before the 5th day of each calendar month.

15. INCOME TAXES

The Company’s operating subsidiary is governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The following table reconciles the statutory rates to the Company’s effective tax rate for the six months ended June 30, 2017 and 2016:

	2017	2016
US statutory rates (benefit)	(33.5)%	(34.0)%
Tax rate difference	9.1%	9.2%
Valuation allowance on NOL	24.3%	24.1%
Tax per financial statements	(0.1)%	(0.7)%

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended June 30, 2017 and 2016:

	2017	2016
US statutory rates (benefit)	(33.0)%	(34.0)%
Tax rate difference	9.1%	9.2%
Valuation allowance on NOL	23.9%	24.0%
Tax per financial statements	(0.00)%	(0.8)%

The income tax for the six months ended June 30, 2017 and 2016, consisted of the following:

	2017	2016
Income tax (benefit) expense – current	$—	$—
Income tax (benefit) expense – deferred	(2,243)	(17,328)
Total income tax benefit	$(2,243)	$(17,328)

The income tax for the three months ended June 30, 2017 and 2016, consisted of the following:

	2017	2016
Income tax (benefit) expense — current	$—	$—
Income tax (benefit) expense — deferred	256	(9,116)
Total income tax expense	$256	$(9,116)

16. MAJOR CUSTOMER AND VENDORS

Sales for the six and three months ended June 30, 2017 and 2016 were $0, respectively.

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

17. LITIGATION

On September 4, 2012, Shijiazhuang City QiaoXi District People’s Court ruled China Huaxin had to repay a loan of RMB 49,067 ($7,073) plus court fees of RMB 510 ($74) to a plaintiff within 10 days of the judgment. China Huaxin paid RMB 10,216 ($1,481) in January 2017.

On April 7, 2013, the Zhulu County Labor Dispute Arbitration Committee ruled that China Jinxin had to pay RMB 654,300 ($94,320) to an employee as a result of her death in a traffic accident in 2010 when she was on the way to China Jinxin. China Jinxin denied it had an employment relationship with the plaintiff and appealed to Hebei Province Zhulu County People’s Court; on August 3, 2015, Hebei Province Zhulu County People’s Court confirmed there was an employment relationship and affirmed the original judgement in favor of the plaintiff. The Court froze the Company’s bank account in October 2016. This liability was accrued as of December 31, 2016. As of this report date, the Company has not yet paid this liability due to its lack of cash.

On December 30, 2016, Hebei Province Haixing County People’s Court ruled that China Huaxin had to pay the outstanding balance of RMB 410,537 ($59,181) electricity fee plus RMB 3,288 ($474) in court fees that it owed to GuoWang Hebei Province Electric Company Haixing County branch before January 9th, 2017. China Huaxin accrued this liability in 2016 and paid the balance in full in March 2017.

On August 13, 2014, Heibei Province Haixing County People’s Court ruled that China Huaxin had to repay a loan of RMB 60,000 ($8,697) plus applicable interest which is calculated based on the Bank of China’s interest rate for the loan with the same term to a plaintiff within 10 days of the judgment. At June 30, 2017, China Huaxin had outstanding balance of RMB 39,502 ($5,726).

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

China Jinxin's DRI facility upgrade was almost completed as of the date of this report and the Company is currently in the final stage of adjusting equipment and making certain modification to the facility after the relevant authority's inspection and testing.

On January 17, 2014, we acquired a direct reduced iron (“DRI”) production facility in Haixing County, Hebei Province.  We completed trial production at this facility and expected to commence commercial production in May 2015. However, as a result of environmental initiatives by government authorities in China, starting in June 2015, we began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. China Huaxin has completed the upgrading and resumed trial production from its upgraded DRI facilities. China Huaxin is currently doing equipment debugging and adjustment, and expects to resume official production prior to the end of 2017.

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

On April 25, 2017, China Tongda incorporated Yancheng DeWeiSi Business Trading Co., Ltd ("DeWeiSi") with registered capital of RMB 10,000,000 ($1.48 million), to be paid before April 19, 2047. DeWeiSi is a wholly-owned subsidiary of China Tongda. DeWeiSi is engaged in sale of mineral products (except petroleum and petroleum products), hardware products, construction materials, and steel. During the quarter ended June 30, 2017, DeWeiSi entered two contracts for selling the Powder ore with aggregate contract prices of RMB 5.11 million ($754,000). The sales were initiated and part of the purchase prices were received during the second quarter of 2017; based on the contract terms, we expect to recognize the sales in the third quarter of 2017 when the title of the products pass to the buyers and the full selling price is received.

To date, we have received only temporary manufacturing licenses granted by the agencies of the local government, which allowed us to process ore that we obtained from the Zhuolu Mine, the mine on which our facility is located, or third parties.

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

There was no production and sales for the six and three months ended June 30, 2017 and 2016. China Huaxin is currently doing the equipment debugging and adjustment, and expect official production to begin before the end of 2017.

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

Results of Operations

Comparison of the six months ended June 30, 2017 and 2016

					Dollar	Percentage
	2017	% of Sales	2016	% of Sales	Increase (Decrease)	Increase (Decrease)
Sales	$—	—%	$—	—%	$—	—%
Cost of goods sold	—	—%	—	—%	—	—%
Gross income (loss)	—	—%	—	—%	—	—%
Operating expenses	2,024,966	—%	1,924,152	—%	100,814	5.24%
Loss from operations	(2,024,966)	—%	(1,924,152)	—%	(100,814)	5.24%
Other expense, net	(649,847)	—%	(534,495)	—%	(115,352)	21.58%
Loss before income taxes	(2,674,813)	—%	(2,458,647)	—%	(216,166)	8.79%
Income tax benefit	(2,243)	—%	(17,328)	—%	15,085	(87.06)%
Net loss	$(2,672,570)	—%	$(2,441,319)	—%	$(231,251)	9.47%

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

We acquired a new subsidiary, China Huaxin, in January 2014, through which we own a direct reduced iron production facility, which was recently constructed. China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of environmental initiatives by government authorities in China, starting in June 2015, China Huaxin has been upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas ("LNG") station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. China Huaxin has completed the upgrading and resumed trial production from its upgraded DRI facilities. China Huaxin is currently doing the equipment debugging and adjustments, and expects to resume official production prior to the end of 2017.

There was no production and sales for the six months ended June 30, 2017 and 2016.

Cost of Goods Sold

Cost of goods ("COGS”) sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore, iron ore concentrate and DRI.

COGS for the six months ended June 30, 2017 and 2016 was $0 due to the absence of sales and production.

Gross Income (Loss)

We did not have any sales and production for the six months ended June 30, 2017 and 2016.

Operating Expenses

Operating expenses consist mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities, and audit and legal expenses.

Operating expenses were $2,024,966 for the six months ended June 30, 2017, compared to $1,924,152 for the same period in 2016, an increase of $100,814 or 5.24%; despite we had stock compensation expense of $262,500 for shares issued for consulting service in the six months ended June 30, 2017, we actually incurred less operating expenses for salary and welfare expenses, marketing and business entertainment expenses during the six months ended June 30, 2017 as a result of the company’s cost saving efforts.

Other Expenses

Other expenses were $649,847 for the six months ended June 30, 2017, compared to $534,495 for the 2016 period.  The $115,352 or 21.58% increase in other expenses was mainly due to the loss on disposal of certain obsolete construction in progress and fixed assets of $103,998 for China Jinxin for the six months ended June 30, 2017.

Net Loss

We had a net loss of $2,672,570 for the six months ended June 30, 2017, compared to net loss of $2,441,319 for the six months ended June 30, 2016. The increase in our net loss results from the increased operating and other expenses.

Comparison of the three months ended June 30, 2017 and 2016

						Dollar	Percentage
	2017	% of Sales	2016		% of Sales	Increase (Decrease)	Increase (Decrease)
Sales	$—	—%	$		%	$	%
Cost of goods sold	—	—%			%		%
Gross loss	—	—%			%		%
Operating expenses	1,015,401	—%		916,748	%	98,653	10.76%
Loss from operations	(1,015,401)	—%		(916,748)	%	(98,653)	10.76%
Other expense, net	(358,767)	—%		(266,625)	%	(92,142)	34.56%
Loss before income taxes	(1,374,168)	—%		(1,183,373)	%	(190,795)	16.12%
Income tax benefit	256	—%		(9,116)	%	9,372	(102.81)%
Net loss	$(1,374,424)	—%		(1,174,257)	%	(200,167)	17.05%

Sales

Our revenues have been derived from the sale of DRI and iron ore concentrate.  There were no production and sales for the three months ended June 30, 2017 and 2016. We expect to commence trial production with upgraded DRI facilities in Haixing in the end of 2017.

Cost of Goods Sold

There was no COGS for the three months ended June 30, 2017 and 2016.

Gross Loss

We did not have any sales and production for the three months ended June 30, 2017 and 2016.

Operating Expenses

Operating expenses were $1,015,401 and $916,748 for the three months ended June 30, 2017 and 2016, an increase of $98,653 or 10.76%, which was due to stock compensation expense of $ 131,250 for shares issued for consulting service in the three months ended June 30, 2017.

Other Expenses

Other expenses were $358,767 for the three months ended June 30, 2017, compared to $266,625 for the same period in 2016.  The increase in other expenses was mainly due the loss on disposal of certain obsolete construction in progress and fixed assets of $63,917 for China Jinxin in the three months ended June 30, 2017.

Net Loss

As a result of lack of sales and production, we had a net loss of $1,374,424 for the three months ended June 30, 2017, compared to net loss of $1,174,257 for the three months ended June 30, 2016.

Liquidity and Capital Resources

Our ability to generate cash from operations is dependent upon our ability to obtain iron ore and iron sands to process and to maintain the permits necessary to process such ore at our current facilities, neither of which is assured. If we cannot obtain iron ore and iron sands to process or are no longer able to process ore and sands, we would be dependent upon cash infusions from our current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain our facilities until we can resume operations. One shareholder has indicated she will continue to fund China Jinxin, although there is no written agreement in place and China Jinxin currently owes her $10.42 million. In addition, China Huaxin borrowed $24.70 million from three of our shareholders (one of whom is the individual who funded China Jinxin and who has loaned $16.92 million to China Huaxin, another of whom is our CEO and who has loaned $ 2.08 million, and the third of whom is a shareholder and senior officer who has loaned $ 5.70 million). Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds may have a severe negative impact on our ability to become a viable company.

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

As of June 30, 2017, cash and equivalents were $35,241, compared to $86,519 cash and equivalents as of December 31, 2016. The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2017 and 2016, respectively.

	2017	2016
Net cash used in operating activities	$(478,391)	$(560,669)
Net cash provided by (used in) investing activities	$(1,005)	$(106,580)
Net cash provided by financing activities	$426,821	$731,941

Net cash used in operating activities

Net cash used in operating activities was $478,391 for the six months ended June 30, 2017, compared to net cash used in operating activities of $560,669 in the same period of 2016. The increase of cash outflow from operating activities for the six months ended June 30, 2017 was principally attributable to increased payments made for advances to supplies $ 166,043; bank overdraft $ 95,092, and increased payments for accounts payable of $74,317, compared to the 2016 period when we had cash outflow of $44,288 from advances to suppliers and $17,135 from the payment of\accounts payable.

Net cash used in investing activities

Net cash used in investing activities was $1,005 for the six months ended June 30, 2017, compared to cash used in investing activities of $106,580 for the same period in 2016. During the six months ended June 30, 2017, we had cash outflow of $1,005 for acquisition of fixed assets. During the six months ended June 30, 2016, we had cash outflow of 106,580 for construction in progress.

Net cash provided by financing activities

Net cash provided by financing activities was $426,821 for the six months ended June 30, 2017, compared to net cash provided by financing activities of $731,941 in the same period of 2016. The net cash provided by financing activities in the six months ended June 30, 2017 was due to advances from related parties of $426,821, compared with cash inflow from advances from related parties of $731,941 for the same period of 2016.

At June 30, 2017, we had a working capital deficit of $53.32 million, a increase in deficit of $1.3 million from the deficit at December 31, 2016 of $51.99 million, which was mainly from increased prepaid expense.

As of June 30, 2017, China Jinxin had borrowed $10.42 million from one of its shareholders for working capital and production facility construction needs. The loan of $10.42 million will not bear interest prior to the commencement of production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine. China Huaxin borrowed $24.70 million from three shareholders; of the $24.70 million, $7.04 million has an interest rate of 10% with a due date of the 6th month anniversary of the date of official production.  The remaining payables bear no interest, and are payable upon demand.  In addition, China Huaxin borrowed $5.11 million from certain companies owned by its major shareholder, which bear no interest and are payable upon demand.

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

The following table summarizes our contractual obligations as of June 30, 2017, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$811,880	$811,880	$—	$—	$—
Short-term bank loan	191,899	191,899
Loan payable to related party with 10% annual interest rate	7,041,214	7,041,214	—	—	—
Loan payable to unrelated party with 10% annual interest rate	2,591,890	2,591,890	—	—	—
Total	$10,636,883	$10,636,883	$—	$—	$—

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

Going Concern

We incurred net losses of $2.67 million for the six months ended June 30, 2017. We also had a working capital deficit of $53.32 million as of June 30, 2017. In addition, we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. The price of iron ore concentrate is still in decline. These conditions raise substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and the Company currently owes $10.42 million to the shareholder. In addition, China Huaxin borrowed $24.70 million from three shareholders, and borrowed $5.11 million from certain companies owned by its major shareholder. Despite such commitments, there is no assurance that adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 31, 2016, and interim periods within those annual periods. The Company adopted this new guidance on January 1, 2017 and this standard does not have a material impact on the Company’s consolidated financial statements.

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

As of June 30, 2017, there is no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s CFS.

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

At June 30, 2017, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at June 30, 2017, such disclosure controls and procedures were not effective.  This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

(b) Changes in Internal Control over Financial Reporting.

 There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to ensure that our financial statements are in accordance with US GAAP.

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

ADAMANT DRI PROCESSING AND MINERALS GROUP

Dated: August 14, 2017	By:	/s/ Changkui Zhu
Changkui Zhu
Chief Executive Officer

31