Form 10-Q
period 2017-09-30
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2017-11-17
CIK 1171008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2017

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-49729

Adamant DRI Processing and Minerals Group

(Exact Name of Registrant as Specified in its Charter)

Nevada	61-1745150
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Chunshugou Luanzhuang Village, Zhuolu County, Zhangjiakou, Hebei Province, China	075600
(Address of principal executive offices)	(Zip code)

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

At November 13, 2017 we had 66,760,110 shares of common stock outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	2017	2016

ASSETS

CURRENT ASSETS
Cash & equivalents	$78,374	$86,519
Restricted cash	9,106	94,320
Prepaid expense	590,625	—
Advance to suppliers, net	549,855	16,353
Value-added tax receivable	2,778,239	2,651,258
Inventory, net	724,642	693,518

Total current assets	4,730,841	3,541,968

NONCURRENT ASSETS
Property and equipment, net	23,469,851	24,576,039
Intangible assets, net	3,076,026	3,014,121
Construction in progress	6,162,642	6,036,736
Goodwill	6,029,437	5,768,599

Total noncurrent assets	38,737,956	39,395,495

TOTAL ASSETS	$43,468,797	$42,937,463

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$—	$94,169
Accounts payable	2,862,958	2,859,960
Accrued liabilities and other payables	12,538,266	11,280,414
Unearned revenue	580,666	—
Income tax payable	126,624	119,173
Short term loan	195,875	187,401
Payable to contractors	828,700	792,850
Advance from related parties	42,561,453	40,201,667

Total current liabilities	59,694,542	55,535,634

NONCURRENT LIABILITIES
Deferred tax liability	—	2,485
Accrued expense	12,334	11,800

Total noncurrent liabilities	12,334	14,285

Total liabilities	59,706,876	55,549,919

STOCKHOLDERS' DEFICIT
Convertible preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 66,760,110 and 63,760,110 shares as of September 30, 2017 and December 31, 2016	66,760	63,760
Additional paid in capital	7,996,954	7,015,579
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	1,085,256	1,741,618
Accumulated deficit	(25,944,302)	(21,990,666)

Total stockholders' deficit	(16,238,079)	(12,612,456)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$43,468,797	$42,937,463

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE

LOSS NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

	Nine months ended September 30		Three months ended September 30
	2017	2016	2017	2016

Net sales	$590,421	$1,476	$590,421	$1,476

Cost of goods sold	586,011	—	586,011	—

Gross profit (loss)	4,410	1,476	4,410	1,476

Operating expenses
General and administrative	3,051,943	2,990,052	1,026,977	1,065,900

Total operating expenses	3,051,943	2,990,052	1,026,977	1,065,900

Loss from operations	(3,047,533)	(2,988,576)	(1,022,567)	(1,064,424)

Non-operating income (expenses)
Interest income	118	99	46	15
Other income (expenses)	(144,175)	10	—	—
Interest expense	(762,242)	(797,561)	(256,667)	(263,648)
Bank charges	(252)	(887)	(83)	(211)

Total non-operating expenses, net	(906,551)	(798,339)	(256,704)	(263,844)

Loss before income tax	(3,954,084)	(3,786,915)	(1,279,271)	(1,328,268)

Income tax (benefit) expense	(448)	(26,047)	1,795	(8,719)

Net loss	(3,953,636)	(3,760,868)	(1,281,066)	(1,319,549)

Other comprehensive income
Foreign currency translation gain (loss)	(656,362)	266,256	(335,324)	71,431

Net comprehensive loss	$(4,609,998)	$(3,494,612)	$(1,616,390)	$(1,248,118)

Basic and diluted weighted average shares outstanding	66,727,143	63,760,110	66,760,110	63,760,110

Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,953,636)	$(3,760,868)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,147,235	2,139,204
Bad debt provision	8,416	—
Stock compensation expense	393,750	—
Changes in deferred taxes	(1,600)	(26,047)
Loss on asset disposal	103,998	—
(Increase) decrease in assets and liabilities:
Advance to suppliers	(523,123)	(45,986)
Other receivables	—	185
Restricted cash	86,456	—
Inventory	227	621
Bank overdraft	(95,092)	—
Accounts payable	(114,520)	129,504
Accrued liabilities and other payables	762,622	452,456
Unearned revenue	560,989	—
Taxes payable	(4,866)	(46,516)

Net cash used in operating activities	(629,143)	(1,157,447)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	—	(105,822)
Acquisition of fixed assets	(6,099)	—

Net cash used in investing activities	(6,099)	(105,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	623,650	1,327,880

Net cash provided by financing activities	623,650	1,327,880

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	3,448	(1,620)

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(8,145)	62,990

CASH & EQUIVALENTS, BEGINNING OF PERIOD	86,519	26,957

CASH & EQUIVALENTS, END OF PERIOD	$78,374	$89,947

Supplemental Cash Flow Data:
Income tax paid	$2,093	$—
Interest paid	$9,446	$14,803

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Adamant DRI Processing and Minerals Group (“Adamant’ or “the Company” or “Group”), is a Nevada corporation incorporated in July 2014 and successor by merger to UHF Incorporated, a Delaware corporation (“UHF”).

The Company produces Direct Reduced Iron (“DRI”) using advanced reduction rotary kiln technology with iron ore as the principal raw material. ‘Reduced Iron’ derives its name from the chemical change that iron ore undergoes when it is heated in a furnace at high temperatures in the presence of hydrocarbon-rich gasses. ‘Direct reduction’ refers to processes which reduce iron oxides to metallic iron below iron’s melting point.

UHF was the successor to UHF Incorporated, a Michigan corporation (“UHF Michigan”), as a result of domicile merger effected on December 29, 2011.

On June 30, 2014, UHF entered into and closed a share exchange agreement, or the Target Share Exchange Agreement, with Target Acquisitions I, Inc., a Delaware corporation (“Target”), and the stockholders of Target (the “Target Stockholders”), pursuant to which UHF acquired 100% of the issued and outstanding capital stock of Target for 43,375,638 shares of UHF’s common stock and one share of UHF’s series A convertible preferred stock, convertible into 17,839,800 shares of common stock.  Since UHF’s certificate of incorporation only authorized the issuance of 50,000,000 shares of common stock, UHF did not have sufficient authorized but unissued shares of common stock to complete the acquisition of Target, so the Board of Directors authorized the issuance to one of the Target Stockholders one share of series A convertible preferred stock convertible into 17,839,800 shares of common stock at such time as UHF amended its certificate of incorporation to increase the number of authorized shares of common stock or merged with and into another corporation which had sufficient shares of authorized but unissued shares of common stock for issuance upon conversion. Following the share exchange, UHF had outstanding 45,920,310 shares of common stock and one share of series A convertible preferred stock, which was converted into 17,839,800 common shares on August 29, 2014.

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

On July 4, 2014, the Company entered into an Agreement and Plan of Merger with UHF, pursuant to which UHF merged with and into Adamant with Adamant as the surviving entity (the “Merger”), as a result of which each outstanding share of common stock of UHF at the time of the Merger was converted into one share of the common stock of Adamant, and the outstanding share of series A Preferred Stock was converted into 17,839,800 shares of common stock. The Merger was effected on August 29, 2014.

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

The Company operates in China through Zhuolu Jinxin Mining Co., Ltd. (“China Jinxin”), the Company’s variable interest entity which the Company controls through a series of agreements between China Jinxin and China Tongda and, as of January 24, 2014, through Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”) which is owned by China Tongda.  The Group’s current structure is as follows:

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

China Huaxin was established in August 2010 and is located in Haixing Qingxian Industrial Park, Cangzhou, Hebei Province PRC.  China Huaxin produce and sell DRI.  Prior to 2015, China Huaxin conducted no business activities other than construction of its DRI production facility.  Construction of the DRI Facility was completed, and China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of environmental initiatives by national, provincial and local government authorities in China, starting in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. China Huaxin completed the upgrading and resumed trial production from its upgraded DRI facilities; until, once again, ordered by the authorities to shut down and make further adjustments to its equipment which it is currently doing. The Company expects that production will not resume in 2017.

On April 25, 2017, China Tongda incorporated Yancheng DeWeiSi Business Trading Co., Ltd (“DeWeiSi”) with registered capital of RMB 10,000,000 ($1.48 million), to be paid before April 19, 2047. DeWeiSi is a wholly-owned subsidiary of China Tongda. DeWeiSi sells mineral products (except petroleum and petroleum products), hardware products, construction materials, and steel.

The consolidated interim financial information as of September 30, 2017 and for the nine and three month periods ended September 30, 2017 and 2016 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) was not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2017, results of operations for the nine and three months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

There has been no change in the VIE structure during the nine and three months ended September 30, 2017 and 2016, and none of the events listed in a-d above have occurred.

The accompanying CFS include the accounts of Adamant, Real Fortune BVI, Real Fortune HK, China Tongda, China Jinxin, China Huaxin and DeWeiSi, which are collectively referred to as the "Company". All significant intercompany accounts and transactions were eliminated in the CFS.

Going Concern

The Company incurred a net loss of $3.95 million for the nine months ended September 30, 2017. The Company also had a working capital deficit of $54.96 million as of September 30, 2017. In addition, China Jinxin refused to sell its iron ore concentrate to its sole customer because of the low price offered. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The CFS do not include any adjustments that might result from the outcome of this uncertainty. China Jinxin is upgrading its facility and equipment, which when completed, will enable the Company to produce DRI. China Jinxin's DRI facility upgrade was almost complete as of the date of this report and the Company is currently in the final stage of adjusting the equipment and making certain modifications to the facility after the relevant authority's inspection and testing. A shareholder of the Company indicated she will continue to fund China Jinxin, although there is no written agreement in place and China Jinxin currently owes her $10.64 million. In addition, China Huaxin currently owes $25.40 million to three of the Company's shareholders for constructing its DRI facility; one is the major lender of China Jinxin who lent $17.45 million to China Huaxin, and the other two are members of the Company's management. In addition, China Huaxin borrowed $5.21 million from companies owned by its major shareholder. China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of environmental initiatives by national, provincial and local government authorities in China, in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to LNG station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. China Huaxin has completed the upgrading and resumed trial production at its upgraded DRI facilities; until, once again, ordered by the authorities to shut down and make further adjustments to its equipment which it is currently doing. The Company expects that production will not resume in 2017.

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

Business Combination

For a business combination, the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree are recognized at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, are recognized at the full amounts of their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree that excess in fair value is recognized as a gain attributable to the acquirer.

Deferred tax liability and assets are recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with FASB ASC Subtopic 740-10.

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

On January 23, 2014, the Company completed the acquisition of China Huaxin. Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess recorded to goodwill. The Company recognized RMB 40.02 million ($6.54 million) of goodwill from the acquisition. At December 31, 2015, the Company reappraised the fair value of China Huaxin by using the replacement cost method since China Huaxin did not start official production in 2015 due to the upgrading of its DRI facilities. As of September 30, 2017 and December 31, 2016, the Company evaluated and concluded the goodwill of Huaxin was not impaired.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company's account in the Agriculture Bank of China, Zhuolu Branch of China Jinxin was required to be frozen for RMB 654,300.00 ($94,320) since October 2016 as a result of a civil judgement for accidental death in favor of a deceased employee (see Note 17). The Company's bank account in the Bank of China, Cangzhou Bohai district Branch of China Huaxin was required to be frozen for RMB79,852 ($11,574) as a result of two civil judgements against the Company to ensure repayment of two personal loans (see Note 17). Due to limited cash balances in its bank accounts, the Company recorded $9,106 and $94,320 as restricted cash as of September 30, 2017 and December 31, 2016, respectively.

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had $0 bad debt allowances at September 30, 2017 and December 31, 2016.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2017 and December 31, 2016, there were $0.79 million and $1.07 million in impairments of its long-lived assets, respectively (See Note 6).

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about their merits or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At September 30, 2017 and December 31, 2016, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Revenue Recognition

The Company’s revenue recognition policies comply with FASB ASC Topic 605, “Revenue Recognition”.   Sales are recognized when a formal arrangement exists, which is generally represented by a contract between the Company and the buyer; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery; no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

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

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows”, cash flows from the Company’s operations are calculated based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.  Cash from operating, investing and financing activities is net of assets and liabilities acquired.

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

As of September 30, 2017 and December 31, 2016, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the nine and three months ended September 30, 2017 and 2016 consisted of net loss and foreign currency translation adjustments.

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

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its CFS.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its FV, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its CFS.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future CFS.

3. INVENTORY

Inventory consisted of the following at September 30, 2017 and December 31, 2016:

	2017	2016
Material	$318,955	$305,381
Finished goods	620,935	594,073
Less: inventory impairment allowance	(215,248)	(205,936)
Total	$724,642	$693,518

4. MINING RIGHTS

The Company is currently negotiating with the Department of Land and Resources of Hebei Province and the local Zhuolu County government to obtain the rights to mine in Zhuolu County where one of its production facilities is located. Pending the final contract, the Company accrued the cost of mining rights based on the quantity of ore extracted (see Note 11). The Company used $0.68 (RMB 2.4 per ton) based on a royalty rate prescribed by the local authority based on the purity of ore in the subject mines. If the rate per ton of ore changes when the contract is finalized, the Company will account for the change prospectively as a change in an accounting estimate. The Company did not extract any ore in the nine and three months ended September 30, 2017 and 2016, and accordingly did not accrue the cost of mining rights for the nine and three months ended September 30, 2017 and 2016.

5. VALUE-ADDED TAX RECEIVABLE

At September 30, 2017 and December 31, 2016, the Company had VAT receivable of $2,778,239 and $2,651,258, respectively.  It was the VAT paid on purchases, and it can be carried forward indefinitely for offsetting against future VAT payable.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2017 and December 31, 2016:

	2017	2016
Building	$21,323,482	$20,401,012
Production equipment	15,728,659	16,030,128
Transportation equipment	1,223,116	1,170,203
Office equipment	255,934	238,822
Total	38,531,191	37,840,165
Less: Accumulated depreciation	(14,275,968)	(12,197,221)
Less: impairment allowance	(785,372)	(1,066,905)
Net	$23,469,851	$24,576,039

Depreciation for the nine months ended September 30, 2017 and 2016 was $2,075,372 and $2,064,144, respectively. Depreciation for the three months ended September 30, 2017 and 2016 was $714,771 and $678,654, respectively.

7. RELATED PARTIES TRANSACTIONS

Advances from related parties

At September 30, 2017 and December 31, 2016, China Jinxin owed one of its shareholders $10,638,042 and $10,039,155, respectively, for the purchase of equipment used in construction in progress and for working capital needs. This advance will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of commencement of production at the Zhuolu Mine. China Jinxin had not commenced production as of September 30, 2017.

At September 30, 2017, China Huaxin owed three shareholders, two of whom are also the Company's management, $25.40 million used to construct its DRI facility. Of the $ 25.40 million, $7.19 million bore interest of 10% and a due date of six months from the start date of official production. The remaining payable bears no interest, and is payable upon demand. China Huaxin also borrowed $5.21 million from certain companies owned by its major shareholder, which bear no interest and is payable upon demand. At September 30, 2017, China Huaxin also owed one related party who is the brother of the Company's major shareholder the amount of $75,336, this loan bear interest of 10% and is payable upon demand.

At December 31, 2016, China Huaxin owed three shareholders, two of whom are members of the Company’s management, $23.88 million used to construct its DRI facility. Of the $23.88 million, $6.88 million bore interest of 10% and had a due date of six months from the start date of official production.  The remaining payable bore no interest, and is payable upon demand. China Huaxin also borrowed $4.99 million from certain companies owned by its major shareholder, which bore no interest and is payable upon demand. At December 31, 2016, China Huaxin also owed one related party who is the brother of the Company’s major shareholder $72,077, this loan bore interest of 10% and is payable upon demand.

At September 30, 2017 and December 31, 2016, Real Fortune HK owed one shareholder $1.20 million for advances to meet operating needs. This advance bears no interest and is payable upon demand.

Below is the summary of advances from related parties at September 30, 2017 and December 31, 2016, respectively.

	2017	2016
Advance from shareholders (also management)	$37,277,075	$35,145,896
Advance from a related party individual	75,336	72,077
Advance from related party companies	5,213,535	4,987,993
Total	42,565,946	40,205,966
Less: Advance to related parties’ companies	(4,493)	(4,299)
Advance from related parties, net	$42,561,453	$40,201,667

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

Intangible assets consisted of the following at September 30, 2017 and December 31, 2016:

	2017	2016
Land use rights	$3,815,131	$3,541,654
Less: Accumulated amortization	(739,105)	(527,533)
Net	$3,076,026	$3,014,121

Amortization of intangible assets for the nine months ended September 30, 2017 and 2016 was $71,863 and $75,060, respectively. Amortization of intangible assets for the three months ended September 30, 2017 and 2016 was $32,998 and $24,691, respectively. Annual amortization for the next five years from October 1, 2017, is expected to be $99,178, $99,178, $99,178, $99,178 and $99,178.

9. CONSTRUCTION IN PROGRESS

Construction in progress is for the purchase and installation of equipment for future iron ore refining for China Jinxin. China Jinxin had construction in progress of $6,162,642 and $6,036,736 at September 30, 2017 and December 31, 2016, respectively. China Jinxin completed most of the construction for iron ore refining; however, management plans to further upgrade the facility for DRI production due to increased demand for DRI products in China. The construction for China Jinxin's DRI facility upgrade was almost completed as of the date of this report and the Company is currently in the final stage of adjusting the equipment and making certain modifications to the facility after the relevant authority's inspection and testing.

10. DEFERRED TAX LIABILITY

At September 30, 2017, deferred tax liability was $0.

At December 31, 2016, deferred tax liability of $2,485 arose from the differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of China Huaxin.

11. ACCRUED LIABILITIES AND OTHER PAYABLES

CURRENT

Accrued liabilities and other payables consisted of the following at September 30, 2017 and December 31, 2016:

	2017	2016
Accrued payroll	$168,807	$150,960
Accrued mining rights (see note 4)	66,655	63,771
Accrued interest	5,628,436	4,639,453
Due to unrelated parties	6,411,380	6,134,019
Payable for social insurance	54,294	45,022
Payable for construction	100,040	138,959
Other	108,654	108,230
Total	$12,538,266	$11,280,414

As of September 30, 2017, the $6,411,380 due to unrelated parties were short-term advances from unrelated companies or individuals for the Company’s construction and working capital needs, of which, $2,645,588 bore interest of 10% and is due six months after the commencement of China Huaxin’s official production. The remaining amount of short-term advances bore no interest, and is payable upon demand.

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

The Company accrued certain mine restoration expenses based on the actual production volume during the period it extracted ore. As of September 30, 2017 and December 31, 2016, the long term accrued mine restoration cost was $12,334 and $11,800, respectively. There was no production during the nine months ended September 30, 2017 and 2016.

12. SHORT TERM LOAN

At September 30, 2017 and December 31, 2016, China Jinxin had a short-term bank loan of $195,875 and $187,401, respectively.  This loan was entered in June 2013 for one year, and renewed on June 27, 2014 to June 26, 2015, with monthly interest of 0.9%. This loan was renewed on June 30, 2015, for a one-year term to June 29, 2016, and was further renewed to June 26, 2017, with monthly interest of 0.83375%.  The loan was secured by a lien on a fixed asset of China Jinxin. As of this report date, China Jinxin is in the process of extending the loan.

13. PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012. During 2011, the Company paid $2.86 million (RMB 18.0 million). During 2012, the Company did not make any payment on this payable. On March 20, 2013, the Company amended the payment terms and agreed to pay the remaining balance of $902,098 (RMB 5,500,000) on December 31, 2014. Based on the amended agreement, if the Company paid in full by December 31, 2014, no interest would be charged. The Company agreed that if it defaulted it would pay interest starting on January 1, 2015 based on the current bank interest rate for the remaining balance at that time. Starting from January 1, 2015, the Company agreed to pay interest based on the current bank interest rate of 5.35% for the outstanding balance at December 31, 2014.  As of September 30, 2017 and December 31, 2016, the Company has $828,700 and $792,850 of payable to contractors, respectively.

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

14. STOCKHOLDERS’ EQUITY

Shares issued to consulting firm (prepaid expense)

On November 15, 2016, the Company entered into a consulting agreement with a consulting firm. The Company issued 3,000,000 shares of the Company's common stock to the firm for 24 months of consulting services including financial analysis, business plan advisory services, due diligence assistance for financing and IR services. The shares were issued in January 2017; and the FV was $1,050,000, which was recorded as prepaid expense; the FV was calculated based on the stock price of $0.35 per share on November 15, 2016, and amortized over the service term. At September 30, 2017, the Company had prepaid expense of $590,625. During the nine months ended September 30, 2017, the Company amortized $393,750 as stock compensation expense. During the three months ended September 30, 2017, the Company amortized $131,250 as stock compensation expense. In addition to the 3,000,000 shares, the Company also agreed to pay the consultant $4,000 cash per month on or before the 5th day of each calendar month.

15. INCOME TAXES

The Company’s operating subsidiary is governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The following table reconciles the statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2017 and 2016:

	2017	2016
US statutory rates (benefit)	(33.4)%	(34.0)%
Tax rate difference	9.1%	9.2%
Valuation allowance on NOL	24.3%	24.1%
Tax per financial statements	(0.0)%	(0.7)%

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended September 30, 2017 and 2016:

	2017	2016
US statutory rates (benefit)	(33.3)%	(34.0)%
Tax rate difference	9.2%	9.2%
Valuation allowance on NOL	24.2%	24.2%
Tax per financial statements	0.1%	(0.7)%

The income tax for the nine months ended September 30, 2017 and 2016, consisted of the following:

	2017	2016
Income tax (benefit) expense – current	$1,152	$—
Income tax (benefit) expense – deferred	(1,600)	(26,047)
Total income tax benefit	$(448)	$(26,047)

The income tax for the three months ended September 30, 2017 and 2016, consisted of the following:

	2017	2016
Income tax (benefit) expense — current	$1,152	$—
Income tax (benefit) expense — deferred	643	(8,719)
Total income tax expense	$1,795	$(8,719)

16. MAJOR CUSTOMER AND VENDORS

Sales for the nine months ended September 30, 2017 and 2016 were $590,421 and $1,476, respectively.

Sales for the three months ended September 30, 2017 and 2016 were $590,421 and $1,476, respectively.

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

On August 13, 2014, Heibei Province Haixing County People’s Court ruled that China Huaxin had to repay a loan of RMB 60,000 ($8,697) plus applicable interest which is calculated based on the Bank of China’s interest rate for the loan with the same term to a plaintiff within 10 days of the judgment. At September 30, 2017, China Huaxin had outstanding balance of RMB 39,502 ($5,726).

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

All mineral resources in China are owned by the state. Thus, the Company’s ability to obtain iron ore depends upon its ability to obtain mineral rights from the relevant state authorities, purchase ore from another party that has mining rights from the state or import ore from outside the PRC. It is generally not feasible to transport iron ore any significant distance before processing. The Company has yet to obtain long term rights to any iron mine and there is no assurance the Company will be able to do so. Although the Company has extracted iron ore from the Zhuolu Mine on which the Company’s production facilities are located, the Company does not have the right to do so and can be subjected to various fines and penalties. The Company is not able to determine the amount of fines and penalties at the current stage; however, the Company believes the fines and penalties are negotiable with the authorities. If the Company is not able to obtain mining rights to the Zhuolu Mine in the future, the Company will have to cease mining operations at the Zhuolu Mine and the Company will seek to acquire iron ore from third parties. The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.

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

China Jinxin owns a production facility in Zhuolu county, Hebei Province. The facility was operational by 2011. China Jinxin entered into a long term contract with Hebei Steel and Iron Company which expires in 2019 whereby China Jinxin is to sell all of the output of its Zhuolu facility to Hebei Steel at prices to be agreed upon. Since 2011, as a result of various demands by governmental authorities that the Company reduce the pollutants from the Zhuolu facility, the Company has repeatedly closed the facility to complete upgrades. Further, because the prices offered by Hebui have been so low, the Company has refused to sell it any ore. China Jinxin is currently in the final stage of adjusting its equipment and making certain modification to the facility after the relevant authority's most recent inspection and testing.

On January 17, 2014, we acquired a direct reduced iron (“DRI”) production facility in Haixing County, Hebei Province.  We completed trial production at this facility and expected to commence commercial production in May 2015. However, as a result of environmental initiatives by government authorities in China, starting in June 2015, we began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. China Huaxin completed the upgrading necessary for conversion to LNG and resumed trial production from its upgraded DRI facilities. The government has again forced China Huaxin to close its facility and make additional anti-pollutant upgrades, The Company does not expect to resume production at this facility during 2017.

We have effective control of the management and operations of China Jinxin, an iron ore processing and high-grade iron ore concentrate producer with a production line located in Zhuolu County, Zhangjiakou City, Hebei Province, China, through a series of agreements among China Tongda, Mining Technologies Service Co., Ltd. (“China Tongda”), China Jinxin and its shareholders, referred to as “VIE agreements.” China Jinxin has an annual capacity of approximately 300,000 tons.  Under the VIE agreements, China Tongda is entitled to receive the pre-tax profits of China Jinxin.

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

On April 25, 2017, China Tongda incorporated Yancheng DeWeiSi Business Trading Co., Ltd ("DeWeiSi") with registered capital of RMB 10,000,000 ($1.48 million), to be paid before April 19, 2047. DeWeiSi is a wholly-owned subsidiary of China Tongda. DeWeiSi is engaged in sale of mineral products (except petroleum and petroleum products), hardware products, construction materials, and steel. During the quarter ended June 30, 2017, DeWeiSi entered two contracts for selling the Powder ore with aggregate contract prices of RMB 5.11 million ($754,000). The sales were initiated and part of the purchase prices were received as of September 30, 2017. Because production has been halted at China Huaxin’s facility, the buyers under these contracts have looked to alternate sources to fill their needs.

To date, we have received only temporary manufacturing licenses granted by the agencies of the local government, which allowed us to process ore that we obtained from the Zhuolu Mine, the mine on which our facility is located, or third parties.

Our ability to profit from our facility in Zhuolu depends upon our ability to extract and process iron ore from the Zhuolu Mine and sell the output for a price that enables us to profit. To date, all of our sales from this facility were made to a single customer. We entered into a 10-year contract with this customer, which expires in January 2019. Pursuant to this agreement, we agreed to sell the customer, HSG, all of the output from our Zhuolu facility, which it agreed to purchase. The price paid to us by HSG is to be determined by HSG in light of the quality of our product and market prices and is to be such that it results in a proper margin to us. Thus, our ability to profit from our current production facility at the Zhuolu Mine over the next few years will be determined by the prices we receive from HSG. We cannot guarantee that HSG will not offer a price below what it pays to the Company’s competitors. The lower price will reduce our profit margin. However, if we are not satisfied with the price set by HSG, we can attempt to renegotiate the price. In an effort to obtain a higher price from HSG, we have yet to deliver iron ore concentrate we produced in the fourth quarter of 2011. We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output.

Sales for the nine and three months ended September 30, 2017 and 2016 is $590,421 and $1,476. China Huaxin is currently doing the equipment debugging and adjustment. As noted above, this facility has again been shut down by the government authorities. The Company does not expect production to resume at this facility during 2017.

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

To date we have depended upon cash advances from our shareholders. If we were not to obtain sufficient iron ore for processing, it is likely our operations would cease unless our shareholders continue to provide sufficient funds to maintain our plant and equipment until such time as our operations could be resumed.

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

Results of Operations

Comparison of the nine months ended September 30, 2017 and 2016

					Dollar	Percentage
	2017	% of Sales	2016	% of Sales	Increase (Decrease)	Increase (Decrease)
Sales	$590,421	—%	$1,476	—%	$588,945	39,901%
Cost of goods sold	586,011	99%	—	—%	586,011	—%
Gross income (loss)	4,410	1%	1,476	100%	2,934	199%
Operating expenses	3,051,943	517%	2,990,052	202,578%	61,891	2%
Loss from operations	(3,047,533)	(516)%	(2,988,576)	(202,478)%	58,957	2%
Other expense, net	(906,551)	(153)%	(798,339)	(54,088)%	108,212	14%
Loss before income taxes	(3,954,084)	(670)%	(3,786,915)	(256,566)%	167,169	4%
Income tax benefit	(448)	(0.08)%	(26,047)	(1,765)%	(25,599)	(98)%
Net loss	$(3,953,636)	(670)%	$(3,760,868)	(254,801)%	$192,768	5%

Sales

Our revenues have been from the sale of DRI and iron ore concentrate. We commenced production of iron ore at our Zhuolu facility in March 2010. However, we ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption. We installed power equipment to enable us to maintain a stable power supply to our production equipment and management believes the Energy Saving and Emission Reduction Plan is one-time event and disruptions to our access to energy will not have a material impact on our production in the future. We also ceased production in December 2011 due to a pricing dispute with our major customer and to upgrade our production facilities. Construction for China Jinxin’s DRI facility upgrade was almost completed as of the date of this report and we are currently in the final stages of adjusting the equipment and making certain modification to the facility after relevant authority’s inspection and testing.

We acquired a new subsidiary, China Huaxin, in January 2014, through which we own a DRI production facility, which was recently constructed. China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of environmental initiatives by government authorities in China, starting in June 2015, China Huaxin has been upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas ("LNG") station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. China Huaxin has completed the upgrading and resumed trial production from its upgraded DRI facilities. China Huaxin is currently doing the equipment debugging and adjustments, and expects to resume official production prior to the end of 2017.

The sales for the nine months ended September 30, 2017 and 2016 was $590,421 and $1,476, the increase in sales was mainly from DeWeiSi, our newly incorporated subsidiary which sold coal product during the quarter. There was no sales in nine months ended September 30, 2016, the $1,476 was due to the revenue from consulting service performed by China Tongda. Consulting services revenue was $989 for 2017.

Cost of Goods Sold

Cost of goods ("COGS”) sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore, iron ore concentrate and DRI.

COGS for the nine months ended September 30, 2017 and 2016 was $586,011 and $0, respectively. There was no COGS in the nine months ended September 30, 2016, due to the absence of production.

Gross Income (Loss)

The gross income for the nine months ended September 30, 2017 and 2016 was $4,410 and $1,476 respectively. The increase was mainly from the sales from DeWeiSi.

Operating Expenses

Operating expenses consist mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities, and audit and legal expenses.

Operating expenses were $3,051,943 for the nine months ended September 30, 2017, compared to $2,990,052 for the 2016 period, an increase of $61,891 or 2%; despite we had stock compensation expense of $393,750 for shares issued for consulting service in the nine months ended September 30, 2017, we actually incurred less operating expenses for salary and welfare expenses, marketing and business entertainment expenses during the nine months ended September 30, 2017 as a result of the Company’s cost saving efforts.

Other Expenses

Other expenses were $906,551 for the nine months ended September 30, 2017, compared to $798,339 for the 2016 period.  The $108,212 or 14% increase in other expenses was mainly due to the loss on disposal of certain obsolete construction in progress and fixed assets of $103,998 for China Jinxin for the nine months ended September 30, 2017.

Net Loss

We had a net loss of $3,953,636 for the nine months ended September 30, 2017, compared to net loss of $3,760,868 for the nine months ended September 30, 2016. The increase in our net loss results from the increased operating and other expenses.

Comparison of the three months ended September 30, 2017 and 2016

					Dollar	Percentage
	2017	% of Sales	2016	% of Sales	Increase (Decrease)	Increase (Decrease)
Sales	$590,421	—%	1,476	—%	$588,945	39,901
Cost of goods sold	586,011	99%	—	—%	586,011	—
Gross loss	4,410	1%	1,476	100%	2,934	199
Operating expenses	1,026,977	174%	1,065,900	72,215%	(38,923)	(4)
Loss from operations	(1,022,567)	(173)%	(1,064,424	(72,115)%	(41,857)	(4)
Other expense, net	(256,704)	(43)%	(263,844	(17,876)%	(7,140)	(3)
Loss before income taxes	(1,279,271)	(216)%	(1,328,268	(89,991)%	(48,997)	(4)
Income tax expense (benefit)	1,795	0.3%	(8,719	(591)%	10,514	121
Net loss	$(1,281,066)	(216)%	(1,319,549	(89,400)%	(38,483)	(3)

Sales

Our revenues have been derived from the sale of DRI and iron ore concentrate.  The sales for the three months ended September 30, 2017 and 2016 was $590,421 and $1,476 respectively. The increase was mainly from the sales from DeWeiSi in 2017. There was no sales in three months ended September 30, 2016, the $1,476 was due to the revenue from consulting service performed by China Tongda while the consulting services revenue was $989 for the three months ended September 30, 2017.

Cost of Goods Sold

The COGS for the three months ended September 30, 2017 and 2016 was $586,011 and $0, respectively. The increase was mainly due to the COGS from DeWeiSi, while there was absence of COGS in the three months ended September 30, 2016.

Gross Income

The gross income for the three months ended September 30, 2017 and 2016 was $4,410 and $1,476, respectively.

The increase was mainly from the sales from DeWeiSi.

Operating Expenses

Operating expenses were $1,026,977 and $1,065,900 for the three months ended September 30, 2017 and 2016,

despite we had stock compensation expense of $131,250 for shares issued for consulting service in the three months ended September 30, 2017, we actually incurred less operating expenses for salary and welfare expenses, marketing and business entertainment expenses during the three months ended September 30, 2017 as a result of the Company’s cost saving efforts.

Other Expenses

Other expenses were $256,704 for the three months ended September 30, 2017, compared to $263,844 for the 2016 period.  The decrease in other expenses was mainly due the slight decrease of interest expense in the three months ended September 30, 2017.

Net Loss

As a result of lack of sales and production, we had a net loss of $1,281,066 for the three months ended September 30, 2017, compared to net loss of $1,319,549 for the three months ended September 30, 2016.

Liquidity and Capital Resources

Our ability to generate cash from operations depends upon our ability to obtain iron ore and iron sands to process and to maintain the permits necessary to process such ore at our current facilities, neither of which is assured. The steel industry in China is significant to the Chinese economy and the government exercise a great deal of control over the production of iron ore and steel. In recent years the government has repeatedly caused iron producers to upgrade their facilities which has interfered with our ability to generate sales. If we cannot obtain iron ore and iron sands to process or are no longer able to process ore and sands, we would be dependent upon cash infusions from our current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain our facilities until we can resume operations. One shareholder has indicated she will continue to fund China Jinxin, although there is no written agreement in place and China Jinxin currently owes her $10.64 million. In addition, China Huaxin borrowed $25.40 million from three of our shareholders (one of whom is the individual who funded China Jinxin and who has loaned $17.45 million to China Huaxin, another of whom is our CEO and who has loaned $2.13 million, and the third of whom is a shareholder and senior officer who has loaned $5.82 million). Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds may have a severe negative impact on our ability to become a viable company.

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

As of September 30, 2017, cash and equivalents were $78,374, compared to $86,519 cash and equivalents as of December 31, 2016. The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2017 and 2016, respectively.

	2017	2016
Net cash used in operating activities	$(629,143)	$(1,157,447)
Net cash used in investing activities	$(6,099)	$(105,822)
Net cash provided by financing activities	$623,650	$1,327,880

Net cash used in operating activities

Net cash used in operating activities was $629,143 for the nine months ended September 30, 2017, compared to net cash used in operating activities of $1,157,447 in the 2016 period. The decrease of cash outflow from operating activities for the nine months ended September 30, 2017 was principally attributable to increased cash inflow from unearned revenue by $560,989, increased cash inflow form accrued liabilities and other payables by $310,166, despite we had increased cash outflow on advance to suppliers by $477,137.

Net cash used in investing activities

Net cash used in investing activities was $6,099 for the nine months ended September 30, 2017, compared to cash used in investing activities of $105,822 for the 2016 period. During the nine months ended September 30, 2017, we had cash outflow of $6,099 for acquisition of fixed assets. During the nine months ended September 30, 2016, we had cash outflow of $105,822 for construction in progress.

Net cash provided by financing activities

Net cash provided by financing activities was $623,650 for the nine months ended September 30, 2017, compared to net cash provided by financing activities of $1,327,880 in the 2016 period. The net cash provided by financing activities in the nine months ended September 30, 2017 was due to advances from related parties of $623,650, compared with cash inflow from advances from related parties of $1,327,880 for the same period of 2016.

At September 30, 2017, we had a working capital deficit of $54.96 million, an increase in deficit of $2.97 million from the deficit at December 31, 2016 of $51.99 million, which was mainly from increased unearned revenue.

As of September 30, 2017, China Jinxin had borrowed $10.64 million from one of its shareholders for working capital and production facility construction needs. The loan of $10.64 million will not bear interest prior to the commencement of production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine. China Huaxin borrowed $25.40 million from three shareholders; of the $25.40 million, $7.19 million has an interest rate of 10% with a due date of the 6th month anniversary of the date of official production.  The remaining payables bear no interest, and are payable upon demand.  In addition, China Huaxin borrowed $5.21 million from certain companies owned by its major shareholder, which bear no interest and are payable upon demand.

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

The following table summarizes our contractual obligations as of September 30, 2017, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$828,700	$828,700	$—	$—	$—
Short-term bank loan	195,875	195,875
Loan payable to related party with 10% annual interest rate	7,262,427	7,262,427	—	—	—
Loan payable to unrelated party with 10% annual interest rate	2,645,588	2,645,588	—	—	—
Total	$10,932,590	$10,932,590	$—	$—	$—

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

Going Concern

We incurred net losses of $3.95 million for the nine months ended September 30, 2017. We also had a working capital deficit of $54.96 million as of September 30, 2017. In addition, we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. These conditions raise substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and the Company currently owes $10.64 million to the shareholder. In addition, China Huaxin borrowed $25.40 million from three shareholders, and borrowed $5.21 million from certain companies owned by its major shareholder. Despite such commitments, there is no assurance that adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

Revenue Recognition

The Company’s revenue recognition policies comply with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Sales are recognized when a formal arrangement exists, which is generally represented by a contract between the Company and the buyer; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery; no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its CFS.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future CFS.

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

At September 30, 2017, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at September 30, 2017, such disclosure controls and procedures were not effective.  This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

We plan, at such time as we begin to consistently generate significant revenue, to designate individuals responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to ensure that our financial statements are in accordance with US GAAP.

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

ADAMANT DRI PROCESSING AND MINERALS GROUP

Dated: November 17, 2017	By:	/s/ Changkui Zhu
Changkui Zhu
Chief Executive Officer

32