Form 10-K
period 2017-12-31
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2018-05-29
CIK 1171008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

Commission File Number: 000-49729

Adamant DRI Processing and Minerals Group

(Exact name of registrant as specified in its charter)

Nevada	61-1745150
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

Chunshugou Luanzhuang Village, Zhuolu County

Zhangjiakou, Hebei Province, China, 075600

(Address of principal executive offices) (Zip code)

86-313-6732526

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on which registered

Title of class

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2017, the number of outstanding shares of the registrant’s common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 23,668,760 shares. However, since there was no trading market for the common stock as of that date, it is impracticable to ascertain the aggregate market value of those shares as of that date.

As of May 18, 2018, we had outstanding 66,760,110 shares of common stock.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

the “Company,” “we,” “us,” and “our” refer to the combined business of (i) Adamant DRI Processing and Minerals Group, a Nevada corporation, (ii) China Real Fortune Mining Limited, or “Real Fortune BVI,” a BVI limited company, (iii) Real Fortune Holdings Limited, or “Real Fortune HK,” a Hong Kong limited company and wholly-owned subsidiary of Real Fortune BVI, (iv) Zhangjiakou Tongda Mining Technologies Service Co., Ltd., or “China Tongda,” a Chinese limited company and wholly-owned subsidiary of Real Fortune HK, (vi) Zhuolu Jinxin Mining Co., Ltd., or “China Jinxin,” a Chinese limited company which is effectively and substantially controlled by China Tongda through a series of agreements, and (vii) Haixing Huaxin Mining Industry Co., Ltd. or “China Huaxin”, a Chinese limited liability company and wholly-owned subsidiary of China Tongda, as the case may be;

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

Implications of Being an Emerging Growth Company

As a company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

● a requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure; and

● an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002.

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

The JOBS Act permits an “emerging growth company” like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

PART I

Item 1	Business.

We intend to mine, process, produce and sell direct reduced iron (“DRI”) feed stock for companies engaged in the steel industry in the People’s Republic of China (“PRC”) using advanced reduction rotary kiln technology through our variable interest entity, ZhuoluJinxin Mining Co., Ltd., a Chinese limited company (“China Jinxin”), and our subsidiary, Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”).

China Jinxin has an iron ore concentrate production line with an annual capacity of 300,000 tons and associated plant and office buildings (hereinafter collectively referred to as “production facilities”) in Zhangjiakou, Hebei Province (coordinates of N 40°16’-40°17’, E 115°16’~117°17’).

China Huaxin has constructed a DRI production facility (the “DRI Facility”) in Haixing County, Hebei Province, about 50 km from the nearest port. The total amount expended to construct the DRI Facility, inclusive of both hard and soft costs, was approximately 244,270,000 RMB or US $39 million.

We have repeatedly been frustrated in our attempts to operate our facilities by environmental initiatives undertaken by local and national governments in China which have forced us to shut down our plants and upgrade them to comply with the newly enacted regulations. In addition, a down turn in the Chinese steel industry has had a negative impact on our operations. As an independent producer it is possible that when the need for iron decreases, state owned enterprises tend to contract with other state owned enterprises to obtain supplies for reasons other than cost. Despite this inability to operate our facilities our principal shareholder and management team have continued to fund our operations. Currently, we believe we are in compliance with all applicable regulations and have applied to obtain or renew all of our operating permits. Nevertheless, we are not currently producing iron at either of our facilities and cannot accurately predict when we will be able to do so.

DRI Processing (HaixingHuaxin Mining Industry Co., Ltd.)

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

China Huaxin completed trial production and anticipated commencing commercial production in May 2015. However, due to environmental initiatives by government authorities in China, China Huaxin upgraded the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. China Huaxin is currently making further changes to its DRI facility requested by the local government. Company expects that production will be resumed in the end of 2018.

Zhuolu Jinxin Mining Co., Ltd.

China Jinxin has an iron ore concentrate production line with an annual capacity of 300,000 tons and associated plant and office buildings located in Zhuolu County, Zhangjiakou City, Hebei Province, China. Construction of the production facilities commenced in May 2007 and was completed in February 2010. In December 2011, we halted production due to our inability to agree upon the price of our iron ore concentrate with our principal customer and to implement certain design changes to upgrade the production lines at the facility to improve iron ore refinement and increase the iron ore concentration rate and, subsequently, add the ability to produce DRI. After the upgrades were completed, portions of the facility did not pass environmental inspection. China Jinxin is negotiating with another local iron ore processor for the right to use portions of its facility in order to utilize the balance of China Jinxin’s facility while it attempts to meet the latest requirements imposed by local authorities.

We operate China Jinxin as a variable interest entity through a series of contractual agreements with China Tongda, our WFOE, which gives us effective control of the management and operations of China Jinxin (the “VIE Agreements”), As compensation for its services China Tongda is entitled to receive each month an amount equal to the pre-tax profits of China Jinxin. Through the VIE Agreements, we are irrevocably given the right to control the operations of China Jinxin and to exercise the rights of its shareholders and Board of Directors (“BOD”). The rights we were granted include the right to make all decisions implicating the operational management, financial management, capital management, asset management, human resource management and daily operations of China Jinxin. Pursuant to the VIE Agreements, we also assume all the operational risks associated with China Jinxin and are responsible for any loss incurred by China Jinxin. For a more detailed description of the VIE Agreements, see Note 1 to our Financial Statements.”

On April 25, 2017, China Tongda incorporated Yancheng DeWeiSi Business Trading Co., Ltd (“DeWeiSi”) with registered capital of RMB 10,000,000 ($1.48 million), to be paid before April 19, 2047. DeWeiSi is a wholly-owned subsidiary of China Tongda engaged in the sale of mineral products other than petroleum products, hardware, construction materials, and steel. During the quarter ended June 30, 2017, DeWeiSi entered two contracts for the sale of ore powders with aggregate contract prices of RMB 5.11 million ($754,000). The sales were initiated and part of the purchase prices were received as of September 30, 2017. Because production was halted at China Huaxin’s facility, the buyers under these contracts looked to alternate sources to fill their needs. Prior to the end of 2017, Tongda sold 100% ownership of DeWeiSi for RMB 70,000 ($10,710), and the buyer will take over the responsibility for fulfilling the $1.48 million registered capital requirement.

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

The chart below presents our corporate structure as of December 31, 2017:

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

Our Iron Ore Production Facilities

China Jinxin

China Jinxin has an iron ore concentrate production line with an annual capacity of 300,000 tons and associated plant and office buildings (hereinafter collectively referred to as “production facilities”) in Zhangjiakou, Hebei Province (coordinates of N 40°16’-40°17’, E 115°16’~117°17’). The production facilities include a crushing line, a magnetic separation facility, a tailing disposal line and electric transformers. China Jinxin started building these facilities in May 2007 and started production in March 2010. During the six months of 2010 during which our plant was in operation and the seven months of 2011 during which we processed iron ore, we processed 397,860 tons and 326,293 tons, respectively, of crude iron ore from which we recovered 110,569 tons and 70,440 tons, respectively, of iron ore concentrate. In December 2011, the Company halted production due to a pricing dispute with its principal customer and to implement certain design changes to upgrade the production lines at the facility to improve iron ore refinement and increase the iron ore concentration rate and later to add the capacity to produce DRI. China Jinxin’s production facilities were constructed on the surface of a portion of the Zhuolu Mine. The Zhuolu Mine is currently state-owned. The local Zhuolu county government is in the process of registering the Zhuolu Mine with the State Department of Land and Resources of Hebei Province and once such process is completed, the rights to explore the mine will be granted by the Province to the Zhuolu County government and then it will be in a position to grant mining rights to a mining and exploration company through public bidding.

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

The facility will utilize both iron ore produced at the facility and iron sands as the raw material to produce DRI. The DRI equipment at the China Jinxin facility is substantially identical to the equipment in China Huaxin’s facility and includes 2 sets of Rotary Kiln with 36m in length and processing 6000 tons raw material per day and 3 sets of Gas Furnace to produce carbon monoxide for reducing. The facility also has 6 sets of Grinding Equipment and 3 sets of Wet Magnetic Separation Machinery with processing capacity 7200 tons per day. The finished products use 30 sets Hydraulic Machine to press block with 5,000 tons designed production capacity.

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

DRI Production Process

A DRI kiln is a cylindrical vessel, inclined slightly to the horizontal, which is rotated slowly around its axis. The material to be processed is fed into the upper end of the cylinder. As the kiln rotates, the materials gradually move down towards the lower end, and may undergo a certain amount of stirring and mixing. Hot gases pass along the kiln sometimes in the same direction as the process material (co-current), but usually in the opposite direction (counter-current). The hot gases may be generated in an external furnace, or may be generated by a flame inside the kiln. Such a flame is projected from a burner-pipe (or ‘firing pipe’) which acts like a large burner. The fuel may be gas, oil or pulverized coal.

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

Our Products

To date we have only produced iron ore concentrate from iron ore extracted from the state-owned Zhuolu Mine. The concentrate we produced has had a number of commercially attractive characteristics, including high iron content and relatively low levels of impurities, such as sulphur, phosphorus, silicon and titanium, the presence of which is generally undesirable for steel production. As a result, we have been able to efficiently produce high quality iron ore concentrate through simple, low-cost magnetic processing methods. Our iron concentrate has been graded at 66%, sufficient for the production of crude steel which generally requires concentrated iron graded at 63.5%~66%.

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

Although we have ceased mining, the authorities in Hebei know we have mined iron ore in excess of what we were permitted to mine when constructing our facilities and have taken no action to halt our activities. In any event we will seek to acquire iron ore from third parties due to the uncertainty over our ability to extract ore from the Zhuolu Mine. The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.

Raw Material- Iron Sand

Iron sand is a type of sand with heavy concentrations of iron. It is typically dark grey or blackish in color. It comprises mainly magnetite, Fe3O4, and also contains small amounts of titanium, silica, manganese, calcium and vanadium. New Zealand, Australia, Indonesia and the Philippines have significant quantities of iron sand.

Huaxin plans to import iron sand from New Zealand and Australia. The management is negotiating with two companies in terms of price, quantity, grade and contract terms. As the designed production capacity increases, Huaxin will also consider importing sands from other regions to satisfy expansion requirements.

Customers

China Jinxin

To date, one customer, Handan Steel Group Company (“HSG”), a subsidiary of Hebei Steel and Iron Company, a state owned enterprise, has accounted for nearly 100% of our sales. China Jinxin has entered into a 10 years contract with HSG expiring in January 2019 whereby China Jinxin agreed to sell and HSG agreed to purchase all of the output from China Jinxin’s production facility. The price we receive for our output is determined by HSG in light of market prices and the quality of our product and is to result in a proper profit margin to us. If China Jinxin is not satisfied with the price set by HSG it can attempt to renegotiate the price. China Jinxin has withheld deliveries from HSG since the end of 2011 because of its dissatisfaction with the price offered by HSG. There is no assurance as to what recourse China Jinxin would have if the prices set by HSG were unacceptable.

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

The energy produced in parts of China is not yet sufficient to satisfy the needs of all businesses seeking to obtain power. Consequently, there are occasional power outages and brownouts. In an effort to insulate ourselves from this problem, we have installed an Electricity Converting Station at China Jinxin’s facility which can convert high voltage electricity to low voltage electricity, and it can also use diesel to generate power when there’s no electricity. This should enable us to maintain full production should we be cut off from electricity generated by the local power company.

Huaxin plans to import iron sand from New Zealand and Australia. We are negotiating supply contracts with two companies in terms of price, quantity and grade.

Mining Rights

Iron ore mining enterprises in China must obtain a mining permit and a production safety permit for each mine prior to conducting mining operations. In connection with the construction of our facilities at the Zhuolu Mine we were granted the right to process ore displaced during the course of construction. However, the ore from the Zhuolu Mine we have mined and processed, exceeds what we were permitted to mine, and we have not been granted mining rights by the Department of Land and Resources of Hebei or by any other mining authority. Pursuant to the Mineral Resources Law, any entity which mines without a mining permit shall be ordered to cease mining and compensate for the losses caused; any mineral products and unlawful proceeds it realized shall be confiscated; and it also should receive fines of up to 50% of its unlawful proceeds. If we were sanctioned in accordance with these rules, all of the net income from our mining activities will be confiscated, and we will be subject to fines of up to 50% of the total net income. In such event, our results of operation and financial condition would be materially and adversely affected. So far, we have not received any penalty notice from any relevant authorities.

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

The Zhuolu county government engaged the Hebei Province Institute of Geological Survey (“the Institute”), an independent state-owned authorized geological survey entity, to carry out a geological survey on the Zhuolu Mine. The Institute obtained survey approval from the State Department of Land and Resources of Hebei Province and conducted the survey. In May 2011, the Institute issued its Geological Evaluation Report (“the Report”) and submitted the Report to Department of Land and Resources of Hebei. The Zhuolu county government has applied to the State Department of Land and Resources of Hebei for a mining permit for the Zhuolu Mine (“Mining Rights”). To date, the State Department has not responded. If the Mining Rights are granted by the Province, the Zhuolu county government will assign the Mining Rights to outside mining and exploration companies through public bidding.

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

Research and Development

We had no research and development expenses in 2017 or 2016. We currently have no plans for any research and development activities and do not anticipate any material research and development costs.

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

China Jinxin obtained and then renewed its annual basis temporary metallurgical mineral production licenses issued by Zhangjiakou Metallurgical and Mineral Industrial Administration Agency. The current temporary license expired on February 26, 2015. We have filed an application to have the license renewed. China Jinxin intends to apply to the Hebei Provincial Government for a formal metallurgical mineral production license after obtaining its mining rights. There can be no assurance China Jinxin will be able to obtain a formal metallurgical production license. The failure to obtain the licenses necessary to continue to operate would have a material adverse effect on our operations and financial results.

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

China Jinxin entrusted the Environmental Protection and Research Institute of Zhangjiakou city to conduct the environmental impact assessment of its iron ore mining and selecting project, and the Environmental Impact Report was issued in May 2007. Based on this report, Zhangjiakou Environmental Protection Department approved constructing and upgrading China Jinxin’s production facility on July 26, 2007.

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

Competition

Iron ore mines are classified by their annual production capacity of iron ore. Large-scale mines have a production capacity greater than 2,000 ktpa. Medium-scale mines have a production capacity between 600 ktpa to 2,000 ktpa. Small-scale mines have a production capacity of less than 600 ktpa. The Chinese iron ore industry is highly fragmented and is dominated by small-sized producers. The majority of China’s iron ore output comes from small and medium scale mines. The remaining iron ore output is produced by large scale mines, most of which belong to state-owned steel companies.

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

China Jinxin has 59 full-time employees distributed among the following departments:

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

We incurred a net loss of $7.17 million for the year ended December 31, 2017. We also had a working capital deficit of $54.04 million as of December 31, 2017. In addition, we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. These conditions raise substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and the Company currently owes $10.17 million to the shareholder. In addition, China Huaxin borrowed $25.93 million from three shareholders, and borrowed $5.30 million from certain companies owned by its major shareholder. Despite such commitments, there is no assurance that adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises’ Share Transfer, or Circular 698, released in December 2009 with retroactive effect from January 1, 2008.

SAT released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes to the organization and the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term “indirectly transfer” is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. It is also unclear, in the event that an offshore holding company is treated as a domestically incorporated resident enterprise, whether Circular 698 would still be applicable to a transfer of shares in such offshore holding company. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide what is an “abuse of form of organization” or a “reasonable commercial purpose,” which can be utilized by us to determine if our Company complies with the Circular 698. If Circular 698 is determined to be applicable to us based on the facts and circumstances, we or those that transfer our shares may become at risk of being taxed under Circular 698 and we or those that transfer our shares may be required to expend valuable resources to comply with Circular 698 or to establish that we or they should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations. Moreover, if it is determined that Circular 698 is applicable to transfers of our shares, the price of our shares may be adversely affected if individuals who might otherwise purchase our shares determine not to do so due to the threat of having to comply with or pay taxes pursuant to Circular 698.

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

Our management is generally unfamiliar with the requirements of the US securities laws and may not appreciate the need to devote the resources necessary to comply with such laws. A failure to adequately respond to applicable securities laws could lead to investigations by the Securities and Exchange Commission (“SEC”) and other regulatory authorities that could be costly, divert management’s attention and disrupt our business. Moreover, our management is not familiar with the customs and business practices utilized outside of China to manage businesses. Such lack of familiarity may result in decisions being made that are contrary to the expectations of investors in the United States or Europe.

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

The JOBS Act permits “emerging growth companies” like us to rely on some of the reduced disclosure requirements that are already available to companies having a public float of less than $75 million, for as long as we qualify as an emerging growth company. During that period, we are permitted to omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act. Companies with a public float of $75 million or more must otherwise procure such an attestation beginning with their second annual report after their initial public offering. For as long as we qualify as an emerging growth company, we are also excluded from the requirement to submit “say-on-pay”, “say-on-pay frequency” and “say-on-parachute” votes to our stockholders and may avail ourselves of reduced executive compensation disclosure compared to larger companies. In addition, as described in the following risk factor, as an emerging growth company we can take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

Until such time as we cease to qualify as an emerging growth company, investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

As an “emerging growth company” we may take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

Section 107 of the JOBS Act also provides that, as an emerging growth company, we can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates for further discussion of the extended transition period for complying with new or revised accounting standards.

At such time as we cease to qualify as an “emerging growth company” under the JOBS Act, the costs and demands placed upon management will increase.

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

Since our Articles of Incorporation authorizes the issuance of one million shares of “blank-check” preferred stock, our Board of Directors will have authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders and with the ability to adversely affect stockholder voting power and perpetuate the board’s control over our company.

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

We may, in the future, issue additional shares of our common stock, which would reduce investors’ percent of ownership and may dilute our share value.

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

Item 2 Properties.

We do not own any real property.

China Jinxin

China Jinxin leased 15.80 hectares of land located on the Zhuolu Mine, on which it built its production facilities and office buildings. This lease was confirmed by the local villagers’ committee and received the relevant approvals from the local township government, which entered into appropriate agreements with China Jinxin. Pursuant to such agreements, the lease is from December 30, 2006 to December 30, 2026 and the total compensation was approximately RMB 5,000,000 ($0.75 million USD).

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

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

On September 4, 2012, Shijiazhuang City QiaoXi District People’s Court ruled China Huaxin had to repay a loan of RMB 49,067 ($7,073) plus court fees of RMB 515 ($74) to a plaintiff within 10 days of the judgment. China Huaxin paid RMB 10,216 ($1,481) in January 2017.

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

On December 30, 2016, Hebei Province Haixing County People’s Court ruled that China Huaxin had to pay the outstanding balance of RMB 410,537 ($59,181) electricity fee plus RMB 3,288 ($474) in court fees that it owed to Guo Wang Hebei Province Electric Company Haixing County branch before January 9th, 2017. China Huaxin accrued this liability in 2016 and paid the balance in full in March 2017.

In 2017, bank account number ending #7368 of Jinxin and bank account ending #3463 of Huaxin were temporarily frozen due to due to inappropriate financing in the name of Jinxin and Huanxin’s projects by a company that is owned by one of the Company’s former senior management member. This case is currently in trial. The individual responsible for these activities is no longer with our Company.

In 2017, the Court ruled Jinxin, Tianjin Tianxin Mining Co., Ltd, (“Tianxin”, controlled by Jiazhen Liu) and Jiazheng Liu (the Company’s major shareholder) to be jointly responsible for repaying loans and court fees of RMB 6,187,268 ($0.95 million). However, since the actual borrower was Tianxin and Jinxin never received the loan proceeds, on April 2018, Jinxin, Tianxin and Jiazhen Liu entered a three-party agreement and mutually agreed Tianxin will be fully responsible of repaying the loan and court fee in full.

In addition to the above, during 2012 through 2017, Huaxin was a defendant in a number of lawsuits and was ordered to pay an aggregate of RMB 12,032,454 ($1.84 million, consisting of 2012: $0.14 million, 2013: $0.40 million, 2014: $0.13 million, 2015: $0.06 million, 2016: $0.97 million, 2017: $0.14 million) inclusive of interest and court fees for amounts borrowed from various lenders. The Company claims it never received these loans and is going to appeal.

In May 2017, the court ordered the Company to compensate six individuals who were the former employees of Huaxin a total of RMB 146,082 ($22,356) as a result of the termination of the employees.

Item 4	Mine Safety Disclosures.

Not applicable

PART II

Item 5	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

Market Information

Our common stock is quoted on the OTCQB under the symbol “ADMG”. However, trading in our shares of common stock has been and continues to be limited and sporadic.

Record Holders

On May 18, 2017, we had approximately 243 holders of record of our common stock.

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

Sales of Unregistered Securities

On January 4, 2017, we issued 3,000,000 shares of common stock to an independent consultant, a non U.S. Person (as defined in Rule 902(k) of Regulation S under the Securities Act), in an “off-shore transaction” exempt from the registration requirements of the Securities Act pursuant to Regulation S. The fair value of the shares was $1,050,000, calculated based on the stock price of $0.35 per share on November 15, 2016, the date we entered into a consulting agreement with the consultant. The certificate representing the shares was endorsed with a restrictive legend in accordance with Regulation S. We did not issue or sell any other unregistered equity securities during 2017.

Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our stockholders during the fourth quarter of the fiscal year ended December 31, 2017.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2017.

(c)
Number of securities
	(a)		remaining available
	Number of	(b)	for future issuance
	securities to be	Weighted-average	under equity
	issued upon	exercise price of	Compensation
	exercise of	outstanding options	plans (excluding
	outstanding	under equity	securities reflected in
Plan Category	options	compensation plans	column (a))

Equity compensation
plan approved by
security holders	None	—	None

Equity compensation
plans not approved by
security holders	None	—	None

Total	None	—	None

Penny Stock Regulations

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

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

Item 6	Selected Financial Data.

This item does not apply to smaller reporting companies.

Item 7	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

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

China Jinxin owns a production facility in Zhuolu county, Hebei Province. The facility was operational by 2011. China Jinxin entered into a long term contract with Hebei Steel and Iron Company which expires in 2019 whereby China Jinxin is to sell all of the output of its Zhuolu facility to Hebei Steel at prices to be agreed upon. Because the prices offered by Hebei have been so low, the Company has refused to sell it any ore powder, and did not continue to carry out the contract.

On January 17, 2014, we acquired a direct reduced iron (“DRI”) production facility in Haixing County, Hebei Province. We completed trial production at this facility and expected to commence commercial production in May 2015. However, as a result of environmental initiatives by government authorities in China, we upgraded the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities.

We have repeatedly been frustrated in our attempts to operate our facilities by environmental initiatives undertaken by local and national governments in China which have forced us to shut down our plants and upgrade them to comply with the newly enacted regulations. In addition, a down turn in the Chinese steel industry has had a negative impact on our operations. As an independent producer it is possible that when the need for iron decreases, state owned enterprises tend to contract with other state owned enterprises to obtain supplies for reasons other than cost. Despite this inability to operate our facilities our principal shareholder and management team have continued to fund our operations. Currently, we believe we are in compliance with all applicable regulations and have applied to obtain or renew all of our operating permits. Nevertheless, we are not currently producing iron at either of our facilities and cannot accurately predict when we will be able to do so.

We control China Jinxin through a series of agreements among China Tongda, Mining Technologies Service Co., Ltd. (“China Tongda”), China Jinxin and its shareholders, referred to as “VIE agreements.” China Jinxin has an annual capacity of approximately 300,000 tons. Under the VIE agreements, China Tongda is entitled to receive the pre-tax profits of China Jinxin.

On April 25, 2017, China Tongda incorporated Yancheng DeWeiSi Business Trading Co., Ltd (“DeWeiSi”) with registered capital of RMB 10,000,000 ($1.48 million), to be paid before April 19, 2047. DeWeiSi is engaged in sale of mineral products other than petroleum products, hardware, construction materials, and steel. Prior to December 31, 2017, Tongda sold 100% ownership of DeWeiSi for RMB 70,000 ($10,710), and the buyer took over the responsibility of fulfilling the $1.48 million registered capital requirement. The Company recorded a $27,094 gain on sale of DeWeiSi.

Sales for the year ended December 31, 2017 and 2016 were $1,756,021 and $613,295.

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

Results of Operations

Comparison of the years ended December 31, 2017 and 2016

					Dollar	Percentage
	2017	% of Sales	2016	% of Sales	Increase (Decrease)	Increase (Decrease)
Sales	$1,756,021	100%	$613,295	100%	$1,142,726	186%
Cost of goods sold	1,619,149	92%	293,794	48%	1,325,355	451%
Gross income (loss)	136,872	8%	319,501	52%	(182,629)	(57)%
Operating expenses	4,174,058	238%	4,425,792	722%	(251,734)	(6)%
Loss from operations	(4,037,186)	(230)%	(4,106,291)	(670)%	69,105	(2%)
Other expense, net	(3,127,381)	(178)%	(2,113,352)	(345)%	(1,014,029)	48%
Loss before income taxes	(7,164,567)	(408)%	(6,219,643)	(1,014)%	(944,924)	15%
Income tax expense (benefit)	9,503	1%	(31,651)	(5)%	41,154	(130)%
Net loss	$(7,174,070)	(409)%	$(6,187,992)	(1,009)%	$(986,078)	16%

Sales

Our revenues have been from the sale of DRI and iron ore concentrate.

The sales for the year ended December 31, 2017 were $1,756,021, mainly from the sales of finished goods by Jinxin. Sales for the year ended December 31, 2016 were $613,295, of which $611,833 was from China Huaxin’s trial production for raw materials, and $1,462 was from consulting services performed by China Tongda.

Cost of Goods Sold

Cost of goods (“COGS”) sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore, iron ore concentrate and DRI.

COGS for the year ended December 31, 2017 and 2016 was $1,619,149 and $293,794, respectively.

Gross Income

The gross income for the year ended December 31, 2017 and 2016 was $136,872 and $319,501 respectively.

Operating Expenses

Operating expenses consist mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities, and audit and legal expenses.

Operating expenses were $4,174,058 for the year ended December 31, 2017, compared to $4,425,792 for 2016, a decrease of $251,734 or 6%; despite the fact that we had stock compensation expense of $525,000 for shares issued for consulting services in 2017 compared to $65,625 stock compensation expense in 2016.

Other Expenses

Other expenses were $3,127,381 for the year ended December 31, 2017, compared to $2,113,352 for 2016. The $1,014,029 or 48% increase in other expenses was mainly due to a loss on assets exchange and disposal of $1,957,975 for China Jinxin, which was partly offset by decreased other expenses of $926,618 for 2017. In 2016, we had other expense of $1.06 million, which was mainly due to a loss on litigation (see Note 17).

Net Loss

We had a net loss of $7,174,070 for the year ended December 31, 2017, compared to net loss of $6,187,992 for the year ended December 31, 2016. The increase in our net loss results from a loss on assets exchange and disposal by $1,957,975 for China Jinxin.

Liquidity and Capital Resources

Our ability to generate cash from operations depends upon our ability to obtain iron ore and iron sands to process and to maintain the permits necessary to process such ore at our current facilities, neither of which is assured. The steel industry in China is significant to the Chinese economy and the government exercise a great deal of control over the production of iron ore and steel. In recent years the government has repeatedly caused iron producers to upgrade their facilities which has interfered with our ability to generate sales. If we cannot obtain iron ore and iron sands to process or are no longer able to process ore and sands, we would be dependent upon cash infusions from our current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain our facilities until we can resume operations. One shareholder has indicated she will continue to fund China Jinxin, although there is no written agreement in place and China Jinxin currently owes her $10.17 million. In addition, China Huaxin borrowed $25.93 million from three of our shareholders (one of whom is the individual who funded China Jinxin and who has loaned $17.86 million to China Huaxin, another of whom is our CEO and who has loaned $2.16 million, and the third of whom is a shareholder and senior officer who has loaned $5.91 million). Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds may have a severe negative impact on our ability to become a viable company.

Other than current construction in progress and change of Jinxin’s production line to baking-free bricks, which will be funded by one of our shareholders, we do not anticipate significant cash expenditures in the immediate future on our current production facilities. Nevertheless, we may require working capital once we resume production at our facilities. Certain of our shareholders have verbally agreed to continue to provide cash to satisfy our working capital needs. However, in the future, we intend to continue the expansion of operations by acquiring new production facilities and mines. The acquisitions will be paid for with cash or our equity securities, or combinations of both. Failure to obtain such financing could have a material adverse effect on our business expansion. The issuance and sale our equity securities would dilute the interest of our current shareholders. Further, there is no guarantee of the terms on which such an issuance would occur, if at all, or whether such terms would be favorable to our current shareholders.

As of December 31, 2017, cash and equivalents were $24,793, compared to $86,519 as of December 31, 2016. The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2017 and 2016, respectively.

	2017	2016
Net cash used in operating activities	$(203,356)	$(3,102,079)
Net cash used in investing activities	$(13,030)	$(317,883)
Net cash provided by financing activities	$151,591	$3,483,795

Net cash used in operating activities

Net cash used in operating activities was $203,356 for the year ended December 31, 2017, compared to net cash used in operating activities of $3,102,079 in 2016. The decrease of cash outflow from operating activities for the year ended December 31, 2017 was principally attributable to a net loss adjustment for loss on asset disposal and exchange of $1,957,975, and decreased cash outflow for accrued liabilities and other payables by $1,844,444, which decreased net loss, and accordingly decreased the cash outflow.

Net cash used in investing activities

Net cash used in investing activities was $13,030 for the year ended December 31, 2017, compared to cash used in investing activities of $317,883 for 2016. Both year’s cash outflow was for acquisition of fixed assets.

Net cash provided by financing activities

Net cash provided by financing activities was $151,591for the year ended December 31, 2017, compared to net cash provided by financing activities of $3,483,795 in 2016. The net cash provided by financing activities in the years ended December 31, 2017 and 2016 were due to advances and notes issued from related parties.

At December 31, 2017, we had a working capital deficit of $54.04 million, an increase in deficit of $0.43 million from the deficit at December 31, 2016 of $53.60 million, which was mainly from increased payable for loss on litigation.

As of December 31, 2017, China Jinxin had borrowed $10.17 million from one of its shareholders for working capital and production facility construction needs. The loan of $10.17 million will not bear interest prior to the commencement of production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank’s annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine. China Huaxin borrowed $25.93 million from three shareholders; of the $25.93 million, $7.30 million has an interest rate of 10% with a due date of the 6th month anniversary of the date of official production. The remaining payables bear no interest, and are payable upon demand. In addition, China Huaxin borrowed $5.30 million from certain companies owned by its major shareholder, which bear no interest and are payable upon demand.

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

The following table summarizes our contractual obligations as of December 31, 2017, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$841,725	$841,725	$—	$—	$—
Short-term bank loan
Loan payable to related party with 10% annual interest rate	7,376,573	7,376,573	—	—	—
Loan payable to unrelated party with 10% annual interest rate	2,687,169	2,687,169	—	—	—
Total	$10,905,467	$10,905,467	$—	$—	$—

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which were prepared in accordance with US GAAP. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Emerging Growth Company

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of this extended transition period. We elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard. The Jobs Act also provides exemption from auditor reporting on the Company’s Internal Control Over Financial reporting as required by section 404(b) of the Sarbanes Oxley Act of 2002.

Basis of Presentations

Our financial statements are prepared in accordance with US GAAP and the requirements of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).

Going Concern

We incurred net losses of $7.17 million for the year ended December 31, 2017. We also had a working capital deficit of $54.04 million as of December 31, 2017. In addition, we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. These conditions raise substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and the Company currently owes $10.17 million to the shareholder. In addition, China Huaxin borrowed $25.93 million from three shareholders, and borrowed $5.30 million from certain companies owned by its major shareholder. Despite such commitments, there is no assurance that adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

At December 31, 2017, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at December 31, 2017, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Our management has conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2017. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer have concluded that due to the absence of a financial staff with accounting and financial expertise and certain deficiencies in the design or operation of our internal control over financial reporting, our internal controls over financial reporting were not effective as of December 31, 2017.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

Item 9B	Other Information

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

PART III

Item 10	Directors And Executive Officers And Corporate Governance.

Directors and Executive Officers

Name	Age	Position
Changkui Zhu	55	Director and Chief Executive Officer
Zhengting Deng	52	Director and Chief Financial Officer

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

Board Meetings; Committees and Membership

Our Board of Directors (“BOD”) held 1 meeting during the fiscal year ended December 31, 2017 (“fiscal 2017”). During fiscal 2017, each of the directors then in office attended more than 75% of the aggregate of the total number of meetings of the BOD.

Our BOD does not have standing audit, nominating or compensation committees. Instead, the functions that might be delegated to such committees are carried out by our BOD, to the extent required. Our BOD believes that the cost of establishing such committees, including the costs necessary to recruit and retain qualified independent directors to serve on our BOD and such committees and the legal costs to properly form and document the authority, policies and procedures of such committees, are not justified under our current circumstances.

Our BOD believes that its members have sufficient knowledge and experience to fulfill the duties and obligations of the audit committee for the Company. None of the current Board members is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. The Board has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication.

Our BOD does not currently have a policy for the qualification, identification, evaluation, or consideration of board candidates and does not think that such a policy is necessary at this time, because it believes that, given the limited scope of the Company’s operations, a specific nominating policy would be premature and of little assistance until the Company’s business operations are at a more advanced level. Currently the entire Board decides on nominees.

Our BOD does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The Company does not have any restrictions on shareholder nominations under its articles of incorporation or bylaws. The only restrictions are those applicable generally under Nevada law and the federal proxy rules. The BOD will consider suggestions from individual shareholders, subject to an evaluation of the person’s merits. Shareholders may communicate nominee suggestions directly to the Board, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

Independent Directors

We do not have any independent directors as the term “independent” is defined by Nasdaq Marketplace Rule 5605(a)(2).

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2017 and currently no compensation arrangements are in place for the compensation of directors.

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Based on a review of the copies of such forms furnished to us, we believe that during 2017all of our officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.

Shareholders Communications

Shareholders may communicate with the BOD and individual directors by submitting their communications in writing to the Company’s Corporate Secretary at Chunshugou Luanzhuang Village, Zhuolu County Zhangjiakou, Hebei Province, China, 075600. Any communications received that are directed to the BOD will be processed by the Corporate Secretary and distributed promptly to the BOD or individual directors, as appropriate. If it is unclear from the communication received whether it was intended or appropriate for the Board, the Corporate Secretary will (subject to any applicable regulatory requirements) use his business judgment to determine whether such communications should be conveyed to the BOD.

Item 11	Executive Compensation.

The following table sets forth information concerning compensation awarded to, earned by or paid to our chief executive officer for services rendered in all capacities during the periods indicated. No other executive officer of our company received total annual salary and bonus compensation in excess of $100,000 for the year ended December 31, 2017.

Summary Compensation Table

Name and Principal Position	Year		Salary ($)	Bonus ($)	Total ($)
Changkui Zhu, Chief Executive Officer	2017		0	0	0
	2016	*	0	0	0

* Due to the lack of production, our chief executive officer decided to forego any compensation for the year and none was accrued.

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

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2017, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash. Our current officers and directors also serve as the officers of China Jinxin, a private company in China. It is likely that we will need to attract new individuals to serve as officers and directors of our Company and that the compensation to be paid to these individuals will be greater than that previously paid to the management of China Jinxin. Further, as a public company, we might adopt incentive plans, including stock and option plans, in order to compensate management for services rendered to the Company.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table sets forth information concerning beneficial ownership of our common stock as of March 15, 2018 by (i) any person or group with more than 5% of our common stock, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Chunshugou Luanzhuang Village, Zhuolu County, Zhangjiakou, Hebei Province, China, 075600. To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. As of March 31, 2018, we had outstanding 66,760,110 shares of common stock. For purposes of computing the total voting power of the shares owned by the individuals and entities listed in the table below, the number of outstanding voting shares is 66,760,110.

Name of Stockholder	Amount and Nature of Beneficial Ownership		Percent of Common Stock(1)

Changkui Zhu, CEO Section 1, Apt.202, Shenlan Apartment Building 2, Xihu Rd., Nankai District Tianjin, China	2,230,412		3.34%

All Directors and Executive officers as a group (one person owning shares)	2,230,412		3.34%

Jiazhen Liu Section 1, Apt 609, Building 7, Quxizhongli, Chengyin Rd., Hedong District Tianjin, China	20,498,280	(1)	30.70%

Changqing Han Section 65, Apt.105, Yilin Rd., Kuanfuli Hexi District, Tianjin, China	7,041,474		10.55%

Junyan Tian 3 Tiao, #13, Wanxinzhuang Blvd., Hedong District, Tianjin, China	4,526,412		6.78%

Xia Wang Section 1, Apt.101, Building 2 Shiji Garden, Nanmenwai St. Nankai District, Tianjin, China	4,424,970		6.63%

FengqinJi #7, Apt 201, Building One 97 Guangdongshanzhuang Rd. Hedong District, Tianjin, China	4,369,002		6.54%

(1) Includes 2,658,480 shares owned of record by Idea Vantage Limited, of which Ms. Liu is the beneficial owner.

Item 13.	Certain Relationships And Related Transactions, And Director Independence.

Transactions with Related Persons

The following includes a summary of certain transactions, including all those which occurred since January 1, 2016, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Advances from Related Parties

At December 31, 2017 and 2016, China Jinxin owed one of its shareholders $10,169,978 and $10,039,155, respectively, for the purchase of equipment used in construction in progress and for working capital needs. The advance from shareholders will not bear interest prior to the commencement of the Company’s production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank’s annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of commencement of production at the Zhuolu Mine. China Jinxin had not commenced production as of December 31, 2017.

In addition, at December 31, 2017, China Huaxin owed three shareholders, two of whom are also the Company’s management, $25.93 million used to construct its DRI facility. Of the $25.93million, $7.30 million had an annual interest rate of 10% and a due date of six months from the start date of official production. The remaining payable bears no interest, and is payable upon demand. China Huaxin also borrowed $5.30 million from certain companies owned by its major shareholder, which bears no interest and is payable upon demand. At December 31, 2017, China Huaxin also owed one related party who is the brother of the Company’s major shareholder the amount of $76,521, which bears interest at the rate of 10% per annum and is payable upon demand.

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

At December 31, 2017 and 2016, Real Fortune HK owed one shareholder $1.20 million for advances to meet operating needs. This advance bears no interest and is payable upon demand.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14	Principal Accountant Fees And Services.

The following is a summary of the fees billed to us for professional services rendered by our registered independent public accountants for the fiscal year ended December 31, 2017 and by December 31, 2016:

	Fiscal year ended December 31,
	2017	2016

Audit Fees	$165,000	$140,000
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
	$165,000	$140,000

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

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements Years Ended 12/31/2017 and 12/31/2016

2.	Financial Statement Schedules.

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

10.12	English translation of Agreement dated March 20, 2010 between ZhuoluJinxin Mining Co., Ltd. and Zhuolu Hydraulic and Hydro-Power Engineering Company Limited (incorporated by reference to Exhibit 10.16 to the Super 8-K).

10.13	Stock Purchase Agreement dated January 17, 2014, among Target Acquisitions I, Inc., ZhangJiaKouTongDa Mining Technologies Service Co., Ltd. and JiazhenLiu.(incorporated by reference to Exhibit 10.17 to the Super 8-K).

10.14	Stock Purchase Agreement dated January 17, 2014, among Target Acquisitions I, Inc., ZhangJIaKouTongDa Mining Technologies Service Co., Ltd. and ChangkuiZhu.(incorporated by reference to Exhibit 10.18 to the Super 8-K).

10.15	Stock Purchase Agreement dated January 17, 2014, among Target Acquisitions I, Inc., ZhangJiaKouTongDa Mining Technologies Service Co. Ltd., and Dongli Sun (incorporated by reference to Exhibit 10.19 to the Super 8-K).

10.16	Stock Purchase Agreement dated January 17, 2014, among Target Acquisitions I, Inc., ZhangJiaKouTongDa Mining Technologies Service Co. Ltd., and Meijie Wang (incorporated by reference to Exhibit 10.20 to the Super 8-K).

10.17	Stock Purchase Agreement dated January 17, 2014, among Target Acquisitions I, Inc., ZhangJiaKouTongDa Mining Technologies Service Co. Ltd., and XingwangShao (incorporated by reference to Exhibit 10.21 to the Super 8-K).

10.18	Convertible Promissory Note with a private investor in the face amount of RMB 3,333,333(incorporated by reference to Exhibit 10.22 to the Super 8-K).

10.19	Convertible Promissory Note with a private investor in the face amount of RMB 3,333,333(incorporated by reference to Exhibit 10.23 to the Super 8-K).

10.20	Convertible Promissory Note with a private investor in the face amount of RMB 3,333,333(incorporated by reference to Exhibit 10.24 to the Super 8-K).

16.1	Letter from LouisPlung& Co., LLP to the SEC (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A filed July 23, 2014).

16.2	Letter from Goldman Kurland &Mohidin LLP to the SEC (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed February 4, 2015).

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Super 8-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adamant DRI Processing and Minerals Group

Date: May 29, 2018	By:	/s/ Changkui Zhu
Changkui Zhu Chief Executive Officer (Principal Executive Officer

	By:	/s/ Zhengting Deng
Zhengting Deng Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 29, 2018.

Signature	Title

Chief Executive Officer and a Director
/s/ Changkui Zhu	(Principal Executive Officer)
Changkui Zhu

Chief Financial Officer and a Director
/s/ Zhengting Deng	(Principal Financial Officer)
Zhengting Deng

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and the Board of Directors of
Adamant DRI Processing and Minerals Group

Opinion on the financial statements

We audited the accompanying consolidated balance sheets of Adamant DRI Processing and Minerals Group (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $7.17 million for the year Ended December 31, 2017. The Company also had a working capital deficit of $54.04 million as of December 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Other Matters

As discussed in Note 20 to the financial statements, the 2016 financial statements were restated to correct an error.

We have served as the Company’s auditor since 2011.

/s/ MJF & Associates
MJF & Associates
Los Angeles, California
May 25, 2018

Financial Statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 and 2016

	2017	2016
		Restate
ASSETS

CURRENT ASSETS
Cash & equivalents	$24,793	$86,519
Restricted cash	9,382	94,320
Prepaid expense	459,375	-
Advance to suppliers, net	680	16,353
Value-added tax receivable	2,821,906	2,651,258
Inventory, net	458,405	693,518
Assets held for exchange	4,010,980	-

Total current assets	7,785,521	3,541,968

NONCURRENT ASSETS
Property and equipment, net	23,109,013	24,576,039
Construction in progress	-	6,036,736
Material for construction use	438,504	-
Intangible assets, net	3,099,189	3,014,121
Goodwill	6,124,204	5,768,599

Total noncurrent assets	32,770,910	39,395,495

TOTAL ASSETS	$40,556,431	$42,937,463

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	$-	$94,169
Accounts payable	3,039,581	2,859,960
Notes payable	2,687,169	2,531,137
Accrued liabilities and other payables	12,250,677	10,357,646
Income tax payable	219,172	119,173
Short term loan	-	187,401
Payable to contractors	841,725	792,850
Notes payable - related parties	7,376,573	7,020,326
Advance from related parties	35,407,421	33,181,341

Total current liabilities	61,822,318	57,144,003

NONCURRENT LIABILITIES
Deferred tax liability	-	2,485
Loan term payable	198,954	-
Accrued expense	12,527	11,800

Total noncurrent liabilities	211,481	14,285

Total liabilities	62,033,799	57,158,288

STOCKHOLDERS’ DEFICIT
Convertible preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 66,760,110 and 63,760,110 shares as of December 31, 2017 and 2016	66,760	63,760
Additional paid in capital	7,996,954	7,015,579
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	745,889	1,829,464
Accumulated deficit	(30,844,224)	(23,686,881)

Total stockholders’ deficit	(21,477,368)	(14,220,825)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$40,556,431	$42,937,463

The accompanying notes are an integral part of the consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
		Restate

Net sales	$1,756,021	$613,295

Cost of goods sold	1,619,149	293,794

Gross profit	136,872	319,501

Operating expenses
Selling expense	533	-
General and administrative	4,173,525	4,425,792

Total operating expenses	4,174,058	4,425,792

Loss from operations	(4,037,186)	(4,106,291)

Non-operating income (expenses)
Loss on assets disposal and exchange	(1,957,975)	-
Interest income	176	212
Other expenses	(131,616)	(1,058,234)
Interest expense	(1,037,657)	(1,054,336)
Bank charges	(309)	(994)

Total non-operating expenses, net	(3,127,381)	(2,113,352)

Loss before income tax	(7,164,567)	(6,219,643)

Income tax (benefit) expense	9,503	(31,651)

Net loss	(7,174,070)	(6,187,992)

Other comprehensive income
Foreign currency translation gain (loss)	(1,083,575)	791,056

Net comprehensive loss	$(8,257,645)	$(5,396,936)

Basic and diluted weighted average shares outstanding	66,735,452	63,760,110

Basic and diluted net loss per share	$(0.11)	$(0.10)

The accompanying notes are an integral part of the consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
		Restate
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,174,070)	$(6,187,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,882,484	2,848,391
Bad debt provision	14,811	-
Gain on sale of subsidiary	(27,094)	-
Stock compensation expense	525,000	65,625
Inventory impairment provision	(209,264)	(813,808)
Changes in deferred taxes	(1,384)	(31,651)
Loss on assets disposal and exchange	1,957,975	-
(Increase) decrease in assets and liabilities:
Advance to suppliers	1,334	1,782
Other receivables	15,243	2,738
Restricted cash	87,828	(98,505)
Inventory	478,173	1,514,712
Bank overdraft	(96,752)	98,347
Accounts payable	3,211	21,495
Accrued liabilities and other payables	1,256,461	(587,983)
Taxes payable	82,688	64,770

Net cash used in operating activities	(203,356)	(3,102,079)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(13,030)	(317,883)

Net cash used in investing activities	(13,030)	(317,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	-	2,643,437
Notes payable - related parties	(74,054)	7,256,523
Advance from related parties	225,645	(6,416,165)

Net cash provided by financing activities	151,591	3,483,795

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	3,069	(4,271)

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(61,726)	59,562

CASH & EQUIVALENTS, BEGINNING OF YEAR	86,519	26,957

CASH & EQUIVALENTS, END OF YEAR	$24,793	$86,519

Supplemental Cash Flow Data:
Income tax paid	$6,156	$-
Interest paid	$9,903	$19,401

The accompanying notes are an integral part of the consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2017 AND 2016

	Preferred shares	Common shares	Amount	Additional paid in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ (deficit)

Balance at January 1, 2016 (Restate)	-	63,760,110	$63,760	$6,949,954	$557,253	$(17,498,889)	$1,038,408	$(8,889,514)

Shares issued for consulting service	-	-	-	65,625	-	-	-	65,625

Net loss	-	-	-	-	-	(6,187,992)	-	(6,187,992)

Foreign currency translation gain	-	-	-	-	-	-	791,056	791,056

Balance at December 31, 2016 (Restate)	-	63,760,110	63,760	7,015,579	557,253	(23,686,881)	1,829,464	(14,220,825)

Shares issued for consulting service	-	3,000,000	3,000	981,375	-	-	-	984,375

Net loss	-	-	-	-	-	(7,174,070)	-	(7,174,070)

Disposal of Deweishi	-	-	-	-	-	16,727	-	16,727

Foreign currency translation loss	-	-	-	-	-	-	(1,083,575)	(1,083,575)

Balance at December 31, 2017	-	66,760,110	$66,760	$7,996,954	$557,253	$(30,844,224)	$745,889	$(21,477,368)

The accompanying notes are an integral part of the consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Adamant DRI Processing and Minerals Group (“Adamant’ or “the Company” or “Group”), is a Nevada corporation incorporated in July 2014 and successor by merger to UHF Incorporated, a Delaware corporation (“UHF”).

The Company produces Direct Reduced Iron (“DRI”) using advanced reduction rotary kiln technology with iron ore as the principal raw material. ‘Reduced Iron’ derives its name from the chemical change that iron ore undergoes when heated in a furnace at high temperatures in the presence of hydrocarbon-rich gasses. ‘Direct reduction’ refers to processes which reduce iron oxides to metallic iron below iron’s melting point.

UHF was the successor to UHF Incorporated, a Michigan corporation (“UHF Michigan”), as a result of domicile merger effected on December 29, 2011.

On June 30, 2014, UHF entered into and closed a share exchange agreement, or the Target Share Exchange Agreement, with Target Acquisitions I, Inc., a Delaware corporation (“Target”), and the stockholders of Target (the “Target Stockholders”), pursuant to which UHF acquired 100% of the issued and outstanding capital stock of Target for 43,375,638 shares of UHF’s common stock and one share of UHF’s series A convertible preferred stock, convertible into 17,839,800 shares of common stock. Since UHF’s certificate of incorporation authorized the issuance of 50,000,000 shares of common stock, UHF did not have sufficient authorized but unissued shares of common stock to complete the acquisition of Target, so the Board of Directors authorized the issuance to one of the Target Stockholders one share of series A convertible preferred stock convertible into 17,839,800 shares of common stock at such time as UHF amended its certificate of incorporation to increase the number of authorized shares of common stock or merged with and into another corporation which had sufficient shares of authorized but unissued shares of common stock for issuance upon conversion. Following the share exchange, UHF had outstanding 45,920,310 shares of common stock and one share of series A convertible preferred stock, which was converted into 17,839,800 common shares on August 29, 2014.

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

China Huaxin was established in August 2010 and is located in Haixing Qingxian Industrial Park, Cangzhou, Hebei Province PRC. China Huaxin produces and sells DRI. Prior to 2015, China Huaxin conducted no business activities other than construction of its DRI production facility. Construction of the DRI Facility was completed, and China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of environmental initiatives by national, provincial and local government authorities in China, starting in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. China Huaxin completed the upgrading and resumed trial production from its upgraded DRI facilities; until, once again, ordered by the authorities to shut down and make further adjustments to its equipment which it is currently doing. The Company expects the production to be resumed in the end of 2018.

On April 25, 2017, China Tongda incorporated Yancheng DeWeiSi Business Trading Co., Ltd (“DeWeiSi”) with registered capital of RMB 10,000,000 ($1.48 million), to be paid before April 19, 2047. DeWeiSi is a wholly-owned subsidiary of China Tongda. DeWeiSi sells mineral products (except petroleum and petroleum products), hardware products, construction materials, and steel. During 2017, Tongda sold 100% ownership of DeWeiSi for RMB 70,000 ($10,710), and the buyer took over the responsibility of fulfilling the $1.48 million registered capital requirement. The Company recorded $27,094 gain on sale of DeWeiSi.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements (“CFS”) are prepared in conformity with US GAAP. Adamant, Real Fortune BVI and Real Fortune HK’s functional currency is the US Dollar (‘‘USD’’ or “$”), and China Tongda and its wholly owned subsidiaries’ DeWeiSi, China Jinxin and China Huaxin’s functional currency is Chinese Renminbi (‘‘RMB’’). The accompanying CFS are translated from functional currencies and presented in USD.

Principles of Consolidation

The CFS include the financial statements of the Company, its subsidiaries and its VIE (China Jinxin) for which the Company’s subsidiary China Tongda is the primary beneficiary; and China Tongda’s 100% owned subsidiaries China Huaxin and DeWeiSi (up to disposal date). All transactions and balances among the Company, its subsidiaries and VIE are eliminated in consolidation.

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

Each shareholder of China Jinxin executed an irrevocable power of attorney to appoint China Tongda as its attorney-in-fact to exercise all of its rights as equity owner of China Jinxin, including 1) attend the shareholders’ meetings of China Jinxin and/or sign the relevant resolutions; 2) exercise all the shareholder’s rights and shareholder’s voting rights that the shareholder is entitled to under the laws of the PRC and the Articles of Association of China Jinxin, including but not limited to the sale or transfer or pledge or disposition of the shares in part or in whole; 3) designate and appoint the legal representative, Chairman of the Board of Directors (“BOD”), Directors, Supervisors, the Chief Executive Officer, Financial Officer and other senior management members of China Jinxin; and 4) execute the relevant share purchases and other terms stipulated in the Exclusive Purchase Option and Share Pledge Agreements.

The VIE is monitored by the Company to determine if any events have occurred that could cause its primary beneficiary status to change. These events include whether:

a.	China Jinxin’s governing documents or contractual arrangements are changed in a manner that changes the characteristics or adequacy of China Tongda’s equity investment at risk.

b.	The equity investment in China Jinxin or some part thereof is returned to its shareholders or China Tongda, and other entities become exposed to expected losses of China Jinxin.

c.	China Jinxin undertakes additional activities or acquires additional assets, beyond those anticipated at the later of the inception of China Jinxin or the latest reconsideration event, that increase the entity’s expected losses.

d.	China Jinxin receives an additional equity investment that is at risk, or China Jinxin curtails or modifies its activities in a way that decreases its expected losses.

There has been no change in the VIE structure during the years ended December 31, 2017 and 2016, and none of the events listed in a-d above have occurred.

Going Concern

The Company incurred a net loss of $7.17 million for the years Ended December 31, 2017. The Company also had a working capital deficit of $54.04 million as of December 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The CFS do not include any adjustments that might result from the outcome of this uncertainty. China Jinxin upgraded its facility and equipment for producing DRI. However, the DRI production line did not pass local authority’s inspection due to the pollution control in the area. China Jinxin entered an agreement with Jiangshu Rongxin Weiye New Material Co. Ltd (“Rongxin”) and Jiangsu Xinshi Huanyu Renewable Resources Technology Co., Ltd (“Xinshi Huanyu”) to use its DRI roasting production line in exchange for Rongxin’s burning-free brick production line, so China Jingxin could use its tailing sand and auxiliary material to produce the brick and sell to Hebei province and Beijing. China Jinxin expects trial production commencing in July 2018.

A shareholder of the Company indicated she will continue to fund China Jinxin, although there is no written agreement in place and China Jinxin currently owes her $10.17 million. In addition, China Huaxin currently owes $25.93 million to three of the Company’s shareholders for constructing its DRI facility; one is the major lender of China Jinxin who lent $17.86 million to China Huaxin, and the other two are members of the Company’s management. In addition, China Huaxin borrowed $5.30 million from companies owned by its major shareholder. China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of environmental initiatives by national, provincial and local government authorities in China, in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to LNG station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. China Huaxin has completed the upgrading and resumed trial production at its upgraded DRI facilities; until, once again, ordered by the authorities to shut down and make further adjustments to its equipment which it is currently doing. The Company expects the production to be resumed in the end of 2018.

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

Business Combinations

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

Goodwill

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Other,” goodwill is not amortized but is tested for impairment, annually or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value (“FV”), with the FV of the reporting unit determined using discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the FVs of its reporting units are estimated.

On January 23, 2014, the Company completed the acquisition of China Huaxin. Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their FVs with the excess recorded to goodwill. The Company recognized RMB 40.02 million ($6.54 million) of goodwill from the acquisition. At December 31, 2015, the Company reappraised the FV of China Huaxin by using the replacement cost method since China Huaxin did not start official production in 2015 due to the upgrading of its DRI facilities. As of December 31, 2017 and 2016, the Company evaluated and concluded the goodwill of Huaxin was not impaired as a result of further improvements and adjustments to the equipment is under way.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company’s account in the Agriculture Bank of China, Zhuolu Branch of China Jinxin was required to be frozen for RMB 654,300.00 ($94,320) since October 2016 as a result of a civil judgement for accidental death in favor of a deceased employee (see Note 17). The Company’s bank account in the Bank of China, Cangzhou Bohai district Branch of China Huaxin was required to be frozen for RMB60,000 ($9,182) as a result of the civil judgements against the Company to ensure repayment (see Note 17). Due to limited cash balances in its bank accounts, the Company recorded $9,382 and $94,320 as restricted cash from the litigation as of December 31, 2017 and 2016, respectively. In addition, at December 31, 2017, bank account number ending #7368 of Jinxin and bank account ending #3463 of Huaxin were temporarily frozen due to inappropriate financing in the name of Jinxin and Huanxin’s projects by a company that is owned by one of the Company’s senior management member, this case is currently in the trial.

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had $0 bad debt allowances at December 31, 2017 and 2016.

Inventory, net

Inventory mainly consists of K5 Power, bentonite iron ore, iron ore concentrate, mineral powder and coal slime for DRI. Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average basis method; including labor and all production overheads.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its FV. FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2017 and 2016, there were $0.78 million and $1.07 million in impairments of its long-lived assets, respectively (See Note 6).

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about their merits or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At December 31, 2017 and December 31, 2016, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows”, cash flows from the Company’s operations are calculated based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, accrued liabilities and accounts payable, carrying amounts approximate their FV due to their short maturities. FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the FV of financial instruments held by the Company. The carrying amounts reported in the balance sheets for current liabilities each qualify as financial instruments and are a reasonable estimate of their FVs because of the short period of time between the origination of such instruments and their expected realization and the current market rate of interest.

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

As of December 31, 2017 and 2016, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the years ended December 31, 2017 and 2016 consisted of net loss and foreign currency translation adjustments.

Share-based compensation

The Company accounts for share-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date FV of the equity instrument issued and recognized as compensation expense over the requisite service period.

The Company accounts for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Share-based compensation associated with the issuance of equity instruments to non-employees is measured at the FV of the equity instrument issued or committed to be issued, as this is more reliable than the FV of the services received. The FV is measured at the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company does not believe the adoption of this ASU will have a significant impact on its CFS.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The Company does anticipate that the adoption of this ASU will have a significant impact on its CFS.

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

3. INVENTORY

Inventory consisted of the following at December 31, 2017 and 2016:

	2017	2016
Material	$460,783	$305,381
Finished goods	21	594,073
Less: inventory impairment allowance	(2,399)	(205,936)
Total	$458,405	$693,518

4. MINING RIGHTS

The Company is currently negotiating with the Department of Land and Resources of Hebei Province and the local Zhuolu County government to obtain the rights to mine in Zhuolu County where one of its production facilities is located. Pending the final contract, the Company accrued the cost of mining rights based on the quantity of ore extracted (see Note 11). The Company used $0.68 (RMB 2.4 per ton) based on a royalty rate prescribed by the local authority based on the purity of ore in the subject mines. If the rate per ton of ore changes when the contract is finalized, the Company will account for the change prospectively as a change in an accounting estimate. The Company did not extract any ore in the years ended December 31, 2017 and 2016, and accordingly did not accrue the cost of mining rights for the years ended December 31, 2017 and 2016.

5. VALUE-ADDED TAX RECEIVABLE

At December 31, 2017 and December 31, 2016, the Company had VAT receivable of $2,821,906 and $2,651,258, respectively. It was the VAT paid on purchases, and it can be carried forward indefinitely for offsetting against future VAT payable.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2017 and 2016:

	2017	2016
Building	$21,658,630	$20,401,012
Production equipment	15,789,963	16,030,128
Transportation equipment	1,242,340	1,170,203
Office equipment	267,008	238,822
Total	38,957,941	37,840,165
Less: Accumulated depreciation	(15,070,704)	(12,197,221)
Less: Impairment allowance	(778,224)	(1,066,905)
Net	$23,109,013	$24,576,039

Depreciation for the years ended December 31, 2017 and 2016 was $2,784,997 and $2,749,293, respectively.

7. RELATED PARTIES TRANSACTIONS

Sales to related parties

In 2016, all of the Company’s sales was to a related party company owned by its major shareholder. The Company uses sales to offset the borrowings from this related party company.

Advances from related parties

At December 31, 2017 and 2016, China Jinxin owed one of its shareholders $10,169,978 and $10,039,155, respectively, for the purchase of equipment used in construction in progress and for working capital needs. This advance will not bear interest prior to the commencement of the Company’s production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank’s annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of commencement of production at the Zhuolu Mine. China Jinxin had not commenced production as of December 31, 2017.

At December 31, 2017, China Huaxin owed three shareholders, two of whom are also the Company’s management, $18.63 million used to construct its DRI facility. China Huaxin also borrowed $5.30 million from certain companies owned by its major shareholder, which bear no interest and is payable upon demand. At December 31, 2016, China Huaxin owed three shareholders, two of whom are members of the Company’s management, $16.93 million used to construct its DRI facility. China Huaxin also borrowed $4.99 million from certain companies owned by its major shareholder, which bore no interest and is payable upon demand.

Notes payable to related parties

As of December 31, 2017, Chian Huaxin has notes payable to related parties $7,300,052, this nots bears interest of 10% and is payable upon demand. At December 31, 2017, China Huaxin also owed one related party who is the brother of the Company’s major shareholder $76,521, this loan bears interest of 10% and is payable upon demand.

As of December 31, 2016, Chian Huaxin has notes payable to related parties of $6,948,249, this nots bears interest of 10% and is payable upon demand At December 31, 2016, China Huaxin also owed one related party who is the brother of the Company’s major shareholder $72,077, this loan bore interest of 10% and is payable upon demand.

At December 31, 2017 and 2016, Real Fortune HK owed one shareholder $1.20 million for advances to meet operating needs. This advance bears no interest and is payable upon demand.

Below is the summary of advances from related parties at December 31, 2017 and 2016.

	2017	2016
Advance from shareholders (also management)	$30,116,508	$28,197,647
Advance from related party companies	5,295,476	4,987,993
Total	35,411,984	33,185,640
Less: Advance to related parties’ companies	(4,563)	(4,299)
Advance from related parties, net	$35,407,421	$33,181,341

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

Intangible assets consisted of the following at December 31, 2017 and 2016:

	2017	2016
Land use rights	$3,875,094	$3,541,654
Less: Accumulated amortization	(775,905)	(527,533)
Net	$3,099,189	$3,014,121

Amortization of intangible assets for the years ended December 31, 2017 and 2016 was $97,490 and $99,098, respectively. Annual amortization for the next five years from January 1, 2018, is expected to be $100,737 each year.

9. CONSTRUCTION IN PROGRESS AND ASSETS HELD FOR EXCHAGE

Construction in progress is for the purchase and installation of equipment for future iron ore refining for China Jinxin. China Jinxin had construction in progress of $0 and $6,036,736 at December 31, 2017 and 2016, respectively. The construction for China Jinxin’s DRI facility upgrade was completed. However, the DRI production line did not pass local authority’s inspection due to the pollution control in the area. China Jinxin entered an agreement with Jiangshu Rongxin Weiye New Material Co. Ltd (“Rongxin”) and Jiangsu Xinshi Huanyu Renewable Resources Technology Co., Ltd (“Xinshi Huanyu”) to use its DRI roasting production line in exchange for Rongxin’s burning-free brick production line, so China Jingxin could use its tailing sand and auxiliary material to produce the brick and sell to Hebei province and Beijing. China Jinxin expects the trial production commencing in July 2018.

The Company expects the assets exchange to be completed in May 2018; as of December 31, 2017, the Company had assets held for exchange of $4.01 million, and recognized $1.81 million loss on assets disposed during the exchange.

10. DEFERRED TAX LIABILITY

At December 31, 2017, deferred tax liability was $0.

At December 31, 2016, deferred tax liability of $2,485 arose from the differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of China Huaxin.

11. NOTES PAYABLE

As of December 31, 2017, notes payable to unrelated parties of $2,687,169, this note bore interest of 10% and is due six months after the commencement of China Huaxin’s official production.

As of December 31, 2016, notes payable to unrelated parties of $2,531,137, this note bore interest of 10% and is due six months after the commencement of China Huaxin’s official production.

12. ACCRUED LIABILITIES AND OTHER PAYABLES

CURRENT

Accrued liabilities and other payables consisted of the following at December 31, 2017 and 2016:

	2017	2016
Accrued payroll	$225,118	$150,960
Accrued mining rights (see note 4)	67,703	63,771
Accrued interest	5,991,774	4,639,453
Due to unrelated parties	3,824,981	3,602,832
Payable for social insurance	56,673	45,022
Payable for construction	101,613	138,959
Payable for loss from litigation	1,867,203	1,608,369
Other	115,612	108,230
Total	$12,250,677	$10,357,646

As of December 31, 2017, the $3,824,981 due to unrelated parties were short-term advances from unrelated companies or individuals for the Company’s construction and working capital needs. The amount of short-term advances bore no interest, and is payable upon demand.

As of December 31, 2016, the $3,602,832 due to unrelated parties were short-term advances from unrelated companies or individuals for the Company’s construction and working capital needs. The amount of short-term advances bore no interest, and is payable upon demand.

The Company had payable for loss from litigation of $1.87 million and $1.61 million as of December 31, 2017 and 2016, respectively, mainly from various lawsuits occurred from 2012 through 2017 that were against Huaxin for asking Huaxin to repay the loan to lenders (see Note 17).

NONCURRENT

Under local environmental regulations, the Company is obligated at the end of the mine’s useful life to restore and rehabilitate the land that is used in its mining operations. The Company estimates it would cost $560,000 (RMB 3.5 million) to restore the entire Zhuolu mine after extracting all the economical ore for such efforts.

The Company accrued certain mine restoration expenses based on the actual production volume during the period it extracted ore. As of December 31, 2017 and 2016, the long term accrued mine restoration cost was $12,527 and $11,800, respectively.

13. SHORT TERM LOAN

At December 31, 2017 and 2016, China Jinxin had a short-term bank loan of $0 and $187,401, respectively. This loan was entered in June 2013 for one year, and renewed on June 27, 2014 to June 26, 2015, with monthly interest of 0.9%. This loan was renewed on June 30, 2015, for one-year to June 29, 2016, and was further renewed to June 26, 2017, with monthly interest of 0.83375%. The loan was paid in full at maturity as of December 31, 2017.

14. PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012. During 2011, the Company paid $2.86 million (RMB 18.0 million). During 2012, the Company did not make any payment on this payable. On March 20, 2013, the Company amended the payment terms and agreed to pay the remaining balance of $902,098 (RMB 5,500,000) on December 31, 2014. Based on the amended agreement, if the Company paid in full by December 31, 2014, no interest would be charged. The Company agreed that if it defaulted it would pay interest starting on January 1, 2015 based on the current bank interest rate for the remaining balance at that time. Starting from January 1, 2015, the Company agreed to pay interest based on the current bank interest rate of 5.35% for the outstanding balance at December 31, 2014. As of December 31, 2017 and 2016, the Company has $841,725 and $792,850 of payable to contractors, respectively.

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

15. STOCKHOLDERS’ EQUITY

Shares issued to consulting firm (prepaid expense)

On November 15, 2016, the Company entered into a consulting agreement with a consulting firm. The Company issued 3,000,000 shares of the Company’s common stock to the firm for 24 months of consulting services including financial analysis, business plan advisory services, due diligence assistance for financing and IR services. The shares were issued in January 2017; and the FV was $1,050,000, which was recorded as prepaid expense; the FV was calculated based on the stock price of $0.35 per share on November 15, 2016, and amortized over the service term. At December 31, 2017, the Company had prepaid expense of $459,375. During the year ended December 31, 2017, the Company amortized $525,000 as stock compensation expense. During the year ended December 31, 2016, the Company amortized $65,625 as stock compensation expense. In addition to the 3,000,000 shares, the Company also agreed to pay the consultant $4,000 cash per month on or before the 5th day of each calendar month.

16. INCOME TAXES

The Company’s operating subsidiary is governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended December 31, 2017 and 2016:

	2017	2016
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.1%	9.1%
Valuation allowance on NOL	25.0%	24.4%
Tax per financial statements	0.1%	(0.5)%

The income tax for the years ended December 31, 2017 and 2016, consisted of the following:

	2017	2016
Income tax expense – current	$10,887	$—
Income tax benefit – deferred	(1,384)	(31,651)
Total income tax (benefit) expense	$9,503	$(31,651)

17. LITIGATION

On September 4, 2012, Shijiazhuang City QiaoXi District People’s Court ruled China Huaxin had to repay a loan of RMB 49,067 ($7,073) plus court fees of RMB 515 ($74) to a plaintiff within 10 days of the judgment. China Huaxin paid RMB 10,216 ($1,481) in January 2017.

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

In 2017, bank account number ending #7368 of Jinxin and bank account ending #3463 of Huaxin were temporarily frozen due to inappropriate financing in the name of Jinxin and Huanxin’s projects by a company that is owned by one of the Company’s former senior management member. This case is currently in the trial. The individual responsible for these activities is no longer with the Company.

In 2017, the Court ruled Jinxin, Tianjin Tianxin Mining Co., Ltd, (“Tianxin”, controlled by Jiazhen Liu) and Jiazheng Liu (the Company’s major shareholder) to be jointly responsible of repaying loans and court fee of RMB 6,187,268 ($0.95 million). However, since the actual borrower was Tianxin and Jinxin never received the loan proceeds, on April 2018, Jinxin, Tianxin and Jiazhen Liu entered a three-party agreement and mutually agree Tianxin will be fully responsible of repaying the loan and court fee in full.

In addition to the above, during 2012 through 2017, Huaxin was a defendant in a number of lawsuits and was ordered to pay an aggregate of RMB 12,032,454 ($1.84 million, consisting of 2012: $0.14 million, 2013: $0.40 million, 2014: $0.13 million, 2015: $0.06 million, 2016: $0.97 million, 2017: $0.14 million) inclusive of interest and court fees for amounts borrowed from various lenders. The Company claims it never received these loans and is going to appeal. These lawsuits were resulted from the management’s trust of certain people and having them to raise the funds for the Company due to the Company’s lack of working capital, however, most of the financing proceeds did not go to the Company; since the Company had intention of financing and entered certain agreements with these people and investors, therefore, the Court ruled the Company to be obligated to repay these proceeds. These were not reported by the Company in those periods, therefore the financial statements have been restated. See restatement note below.

In May 2017, the court ordered the Company to compensate six individuals who were the former employees of Huaxin an aggregate of RMB 146,082 ($22,356) as a result of the termination of the employees.

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

20. RESTATEMENT

The consolidated financial statements for the year ended December 31, 2016 were restated to reflect the expenses from lawsuits against Huaxin incurred in 2016 for $959,739, and years prior to 2016 for $736,476. In addition, $2,531,137 was reclassified from accrued liabilities and other payables to notes payable, and $7,020,326 was reclassified from advance from related parties to notes payable – related parties.

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of income and comprehensive income for the year ended December 31, 2016:

Consolidated Statement of Income and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Other expenses	$(98,495)	$(1,058,234)	$(959,739)
Total non-operating expense, net	$(1,153,613)	$(2,113,352)	$(959,739)
Loss before income taxes	$(5,259,904)	$(6,219,643)	$(959,739)

Net loss	$(5,228,253)	$(6,187,992)	$(959,739)
Foreign currency translation gain	$703,210	$791,056	$87,846
Comprehensive loss	$(4,525,043)	$(5,396,936)	$(959,739)
Basic	$(0.08)	$(0.10)	$(0.02)
Diluted	$(0.08)	$(0.10)	$(0.02)

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of cash flows for the year ended December 31, 2016:

	As Previously Reported	Restated	Net Adjustment
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,228,253)	$(6,187,992)	$(959,739)
Accrued liabilities and other payables	$1,095,716	$(587,983)	$(1,683,699)
CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable	$-	$2,643,437	$2,643,437
Notes payable - related parties	$-	$7,256,523	$7,256,523
Advance from related parties	$840,358	$(6,416,165)	$(7,256,523)

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet at December 31, 2016:

Consolidated Balance Sheet	As Previously Reported	Restated	Net Adjustment
Accrued liabilities and other payables	$11,280,414	$10,357,646	$(922,768)
Notes payable	$-	$2,531,137	$2,531,137
Notes payable - related parties	$-	$7,020,326	$7,020,326
Advance from related parties	$40,201,667	$33,181,341	$(7,020,326)
Total liabilities	$55,549,919	$57,144,003	$1,608,369
Accumulated other comprehensive income	$1,741,618	$1,829,464	$87,846
Accumulated deficit at December 31, 2015	$(16,762,412)	$(17,498,889)	$(736,476)
Accumulated deficit at December 31, 2016	$(21,990,666)	$(23,686,881)	$(1,696,215)
Total stockholders’ deficit	$(12,612,456)	$(14,220,825)	$(1,608,369)

