Form 10-Q
period 2018-03-31
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2018-06-25
CIK 1171008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2018

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________.

COMMISSION FILE NUMBER: 000-49729

Adamant DRI Processing and Minerals Group

(Exact Name of Registrant as Specified in its Charter)

Nevada	61-1745150
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Chunshugou Luanzhuang Village, Zhuolu County, Zhangjiakou, Hebei Province, China	075600
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: 86-317-6680916

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, for the period covered by this report and as at the latest practicable date:

At June 1, 2018 we had 66,760,110 shares of common stock outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2018 AND DECEMBER 31, 2017

	MARCH 31, 2018	DECEMBER 31, 2017
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$23,395	$24,793
Restricted cash	11,473	9,382
Prepaid expense	328,125	459,375
Advance to suppliers, net	1,715	680
Value-added tax receivable	2,932,348	2,821,906
Inventory, net	476,346	458,405
Assets held for exchange	4,167,959	4,010,980

Total current assets	7,941,361	7,785,521

NONCURRENT ASSETS
Property and equipment, net	23,268,551	23,109,013
Material for construction use	455,666	438,504
Intangible assets, net	3,194,313	3,099,189
Goodwill	6,363,889	6,124,204

Total noncurrent assets	33,282,419	32,770,910

TOTAL ASSETS	$41,223,780	$40,556,431

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$3,142,637	$3,039,581
Notes payable	2,792,338	2,687,169
Accrued liabilities and other payables	12,967,376	12,250,677
Income tax payable	227,559	219,172
Payable to contractors	874,668	841,725
Notes payable - related parties	7,665,272	7,376,573
Advance from related parties	37,080,404	35,407,421

Total current liabilities	64,750,254	61,822,318

NONCURRENT LIABILITIES
Loan payable	206,740	198,954
Accrued expense	13,018	12,527

Total noncurrent liabilities	219,758	211,481

Total liabilities	64,970,012	62,033,799

STOCKHOLDERS’ DEFICIT
Convertible preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 66,760,110 shares	66,760	66,760
Additional paid in capital	7,996,954	7,996,954
Statutory reserves	557,253	557,253
Accumulated other comprehensive income (loss)	(82,184)	745,889
Accumulated deficit	(32,285,015)	(30,844,224)

Total stockholders’ deficit	(23,746,232)	(21,477,368)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$41,223,780	$40,556,431

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

	2018	2017
		RESTATED

Net sales	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Operating expenses
General and administrative	1,115,595	1,009,565

Total operating expenses	1,115,595	1,009,565

Loss from operations	(1,115,595)	(1,009,565)

Non-operating income (expenses)
Interest income	23	49
Other expenses	(35,080)	(72,213)
Interest expense	(271,910)	(250,923)
Bank charges	(95)	(125)

Total non-operating expenses, net	(307,062)	(323,212)

Loss before income tax	(1,422,657)	(1,332,777)

Income tax (benefit) expense	4,356	(2,499)

Net loss	(1,427,013)	(1,330,278)

Other comprehensive income
Foreign currency translation loss	(828,073)	(72,109)

Net comprehensive loss	$(2,255,086)	$(1,402,387)

Basic and diluted weighted average shares outstanding	66,760,110	66,660,110

Basic and diluted net loss per share	$(0.02)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

	2018	2017
		RESTATED

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,427,013)	$(1,330,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	743,047	704,269
Stock compensation expense	131,250	131,250
Changes in deferred taxes	4,356	(2,499)
(Increase) decrease in assets and liabilities:
Advance to suppliers	(997)	(530)
Inventory	-	(889)
Bank overdraft	-	(94,865)
Accounts payable	(15,715)	(71,236)
Accrued liabilities and other payables	234,440	267,611
Taxes payable	(189)	(6,716)

Net cash used in operating activities	(330,821)	(403,883)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(1,002)

Net cash used in investing activities	-	(1,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	330,252	255,352

Net cash provided by financing activities	330,252	255,352

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	1,262	1,264

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS AND RESTRICTED CASH	693	(148,269)

CASH & EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	34,175	180,839

CASH & EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$34,868	$32,570

Supplemental Cash Flow Data:
Income tax paid	$615	$-
Interest paid	$18,877	$4,702

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

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

For accounting purposes, the Target Share Exchange was treated as a reverse acquisition, with Target as the acquirer and UHF as the acquired party. The shares issued to the Target Stockholders were accounted for as a recapitalization of Target and were retroactively restated for the periods presented because after the share exchange, the Target’s Stockholders owned the majority of UHF’s outstanding shares and exercised significant influence over the operating and financial policies of the consolidated entity, and UHF was a non-operating shell with nominal net assets prior to the acquisition. Pursuant to Securities and Exchange Commission (“SEC”) rules, this is considered a capital transaction rather than a business combination.

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

The Company operates in China through Zhuolu Jinxin Mining Co., Ltd. (“China Jinxin”), the Company’s variable interest entity (“VIE”) which the Company controls through a series of agreements between China Jinxin and China Tongda and, as of January 24, 2014, through Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”) which is owned by China Tongda. The Group’s current structure is as follows:

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

China Huaxin was established in August 2010 and is located in Haixing Qingxian Industrial Park, Cangzhou, Hebei Province PRC. China Huaxin produces and sells DRI. Prior to 2015, China Huaxin conducted no business activities other than construction of its DRI production facility. Construction of the DRI Facility was completed, and China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of environmental initiatives by national, provincial and local government authorities in China, starting in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to liquefied natural gas (“LNG”) station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. China Huaxin completed the upgrading and resumed trial production from its upgraded DRI facilities; until, again, ordered by the authorities to shut down and make further adjustments to its equipment which it is currently doing.

On April 25, 2017, China Tongda incorporated Yancheng DeWeiSi Business Trading Co., Ltd (“DeWeiSi”) with registered capital of RMB 10,000,000 ($1.48 million), to be paid before April 19, 2047. DeWeiSi was a wholly-owned subsidiary of China Tongda. DeWeiSi sells mineral products (except petroleum and petroleum products), hardware products, construction materials, and steel. During 2017, Tongda sold 100% ownership of DeWeiSi for RMB 70,000 ($10,710), and the buyer took over the responsibility of fulfilling the $1.48 million registered capital requirement. The Company recorded $27,094 gain on the sale of DeWeiSi.

The consolidated interim financial information as of March 31, 2018 and for the three month periods ended March 31, 2018 and 2017 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2018, results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements (“CFS”) are prepared in conformity with US GAAP. Adamant, Real Fortune BVI and Real Fortune HK’s functional currency is the US Dollar (’‘USD’’ or “$”), and China Tongda and its wholly owned subsidiaries’ China Huaxin, and VIE China Jinxin’s functional currency is Chinese Renminbi (’‘RMB’’). The accompanying CFS are translated from functional currencies and presented in USD.

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

There has been no change in the VIE structure during the three months ended March 31, 2018 and 2017, and none of the events listed in a-d above have occurred.

Going Concern

The Company incurred a net loss of $1.43 million for the three months ended March 31, 2018. The Company also had a working capital deficit of $56.81 million as of March 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The CFS do not include any adjustments that might result from the outcome of this uncertainty. China Jinxin upgraded its facility and equipment for producing DRI. However, the DRI production line did not pass local authority’s inspection due to the pollution control regulations in the area. China Jinxin entered an agreement with Jiangshu Rongxin Weiye New Material Co. Ltd (“Rongxin”) and Jiangsu Xinshi Huanyu Renewable Resources Technology Co., Ltd (“Xinshi Huanyu”) to use its DRI roasting production line in exchange for Rongxin’s burning-free brick production line, so China Jingxin could use its tailing sand and auxiliary material to produce DRI for sale to customers in Hebei province and Beijing.

A shareholder of the Company indicated she will continue to fund China Jinxin, although there is no written agreement in place and China Jinxin currently owes her $10.57 million. In addition, China Huaxin currently owes $27.21 million to three of the Company’s shareholders for constructing its DRI facility; one is the major lender of China Jinxin who lent $18.82 million to China Huaxin, and the other two are members of the Company’s management. In addition, China Huaxin borrowed $5.50 million from companies owned by its major shareholder. China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of environmental initiatives by national, provincial and local government authorities in China, in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to LNG station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. China Huaxin had completed the upgrading and resumed trial production at its upgraded DRI facilities; until, once again, ordered by the authorities to shut down and make further adjustments to its equipment which it is currently doing.

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

Business Combinations

For a business combination, the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree are recognized at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, are recognized at the full amounts of their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, that excess in fair value is recognized as a gain attributable to the acquirer.

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

On January 23, 2014, the Company completed the acquisition of China Huaxin. Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their FVs with the excess recorded to goodwill. The Company recognized RMB 40.02 million ($6.54 million) of goodwill from the acquisition. At December 31, 2015, the Company reappraised the FV of China Huaxin by using the replacement cost method since China Huaxin did not start official production in 2015 due to upgrading its DRI facilities. As of March 31, 2018 and December 31, 2017, the Company evaluated and concluded the goodwill of Huaxin was not impaired as a result of further improvements and adjustments to the equipment is under way.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company’s account in the Agriculture Bank of China, Zhuolu Branch of China Jinxin has been frozen for RMB 654,300.00 ($94,320) since October 2016 as a result of a civil judgement for accidental death in favor of a deceased employee (see Note 16). The Company’s bank account in the Bank of China, Cangzhou Bohai district Branch of China Huaxin, has been frozen for RMB60,000 ($9,182) to ensure payment of civil judgements against the Company (see Note 17). Due to limited cash balances in its bank accounts, the Company recorded $11,473 and $9,382 as restricted cash as of March 31, 2018 and December 31, 2017, respectively. In addition, at March 31, 2018, bank account number ending #7368 of Jinxin and bank account ending #3463 of Huaxin were temporarily frozen due to alleged inappropriate financing in the name of Jinxin and Huanxin by a company that is owned by a member of the Company’s senior management. This case is currently in trial. Moreover, the bank account of Real Fortune became dormant due to lack of activity.

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had no bad debt allowances at March 31, 2018 and December 31, 2017.

Inventory, net

Inventory mainly consists of K5 Powder, bentonite iron ore, iron ore concentrate, mineral powder and coal slime for DRI. Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average basis method; including labor and all production overheads.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its FV. FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2018 and December 31, 2017, there were $0.81 million and $0.78 million in impairments of its long-lived assets, respectively (See Note 6).

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about their merits or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At March 31, 2018 and December 31, 2017, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of March 31, 2018 and December 31, 2017, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

Translation adjustments from using different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income. There was no significant fluctuation in the exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the three months ended March 31, 2018 and 2017 consisted of net loss and foreign currency translation adjustments.

Share-based compensation

The Company accounts for share-based compensation to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date FV of the equity instrument issued and recognized as compensation expense over the requisite service period.

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

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of adoption of this ASU on its CFS.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The amendments are an improvement to U.S. GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted the guidance retrospectively to each period presented. The adoption does not have any material effect on the presentation of its CFS.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The adoption of this ASU did not have a significant impact on the Company’s CFS.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the guidance retrospectively to each period presented.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has adopted the guidance effective January 1, 2018. The Company will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its CFS.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future CFS.

3. INVENTORY

Inventory consisted of the following at March 31, 2018 and December 31, 2017:

	2018	2017
Material	$478,817	$460,783
Finished goods	21	21
Less: inventory impairment allowance	(2,492)	(2,399)
Total	$476,346	$458,405

4. MINING RIGHTS

The Company is currently negotiating with the Department of Land and Resources of Hebei Province and the local Zhuolu County government to obtain the rights to mine in Zhuolu County where one of its production facilities is located. Pending the final contract, the Company accrued the cost of mining rights based on the quantity of ore extracted (see Note 11). The Company used $0.68 (RMB 2.4 per ton) based on a royalty rate prescribed by the local authority based on the purity of ore in the subject mines. If the rate per ton of ore changes when the contract is finalized, the Company will account for the change prospectively as a change in an accounting estimate. The Company did not extract any ore in the three months ended March 31, 2018 and 2017, and accordingly did not accrue the cost of mining rights for the three months ended March 31, 2018 and 2017.

5. VALUE-ADDED TAX RECEIVABLE

At March 31, 2018 and December 31, 2017, the Company had VAT receivable of $2,932,348 and $2,821,906, respectively. It was the VAT paid on purchases, and it can be carried forward indefinitely for offsetting against future VAT payable.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2018 and December 31, 2017:

	2018	2017
Building	$22,506,293	$21,658,630
Production equipment	16,374,347	15,789,963
Transportation equipment	1,290,963	1,242,340
Office equipment	277,457	267,008
Total	40,449,060	38,957,941
Less: Accumulated depreciation	(16,371,827)	(15,070,704)
Less: Impairment allowance	(808,682)	(778,224)
Net	$23,268,551	$23,109,013

Depreciation for the three months ended March 31, 2018 and 2017 was $717,184 and $680,372, respectively.

7. RELATED PARTIES TRANSACTIONS

Advances from related parties

At March 31, 2018 and December 31, 2017, China Jinxin owed one of its shareholders $10,568,004 and $10,169,978, respectively, for the purchase of equipment used in construction in progress and for working capital needs. This advance will not bear interest prior to the commencement of the Company’s production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank’s annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of commencement of production at the Zhuolu Mine. China Jinxin had not commenced production as of March 31, 2018.

At March 31, 2018, China Huaxin owed three shareholders, two of whom are also the Company’s management, $19.63 million used to construct its DRI facility. China Huaxin also borrowed $5.50 million from certain companies owned by its major shareholder, which bear no interest and is payable upon demand. At December 31, 2017, China Huaxin owed three shareholders, two of whom are members of the Company’s management, $18.63 million used to construct its DRI facility. China Huaxin also borrowed $5.30 million from certain companies owned by its major shareholder, which bore no interest and is payable upon demand.

At March 31, 2018 and December 31, 2017, Real Fortune HK owed one shareholder $1.20 million for advances to meet operating needs. This advance bears no interest and is payable upon demand.

Notes payable to related parties

As of March 31, 2018, Chian Huaxin has notes payable to two related parties of $7,585,757, for constructing its DRI facility, these notes bear interest of 10% and are payable upon demand. At March 31, 2018, China Huaxin also owed one related party who is the brother of the Company’s major shareholder $79,515, this loan bears interest of 10% and is payable upon demand.

As of December 31, 2017, Chian Huaxin has notes payable to two related parties of $7,300,052, these notes bear interest of 10% and are payable upon demand. At December 31, 2017, China Huaxin also owed one related party who is the brother of the Company’s major shareholder $76,521, this loan bore interest of 10% and is payable upon demand.

Below is the summary of advances from related parties at March 31, 2018 and December 31, 2017.

	2018	2017
Advance from shareholders (also management)	$31,582,418	$30,116,508
Advance from related party companies	5,502,728	5,295,476
Total	37,085,146	35,411,984
Less: Advance to related parties’ companies	(4,742)	(4,563)
Advance from related parties, net	$37,080,404	$35,407,421

8. INTANGIBLE ASSETS, NET

Intangible assets consist solely of land use rights. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. China Jinxin acquired land use rights during 2006 for $0.75 million (RMB 5 million). China Huaxin acquired land use rights for $2.96 million (RMB 18.24 million) in November 2012 with FV of $5.04 million (RMB 31 million) at acquisition date. China Jinxin and China Huaxin have the right to use their land for 20 and 49 years, respectively, and are amortizing such rights on a straight-line basis for 20 and 49 years, respectively.

Intangible assets consisted of the following at March 31, 2018 and December 31, 2017:

	2018	2017
Land use rights	$4,185,786	$3,875,094
Less: Accumulated amortization	(991,473)	(775,905)
Net	$3,194,313	$3,099,189

Amortization of intangible assets for the three months ended March 31, 2018 and 2017 was $25,861 and $23,897, respectively. Annual amortization for the next five years from April 1, 2018, is expected to be $104,679 each year.

9. CONSTRUCTION IN PROGRESS AND ASSETS HELD FOR EXCHAGE

The construction for China Jinxin’s DRI facility upgrade was completed. However, the DRI production line did not pass local authority’s inspection due to local pollution control regulations. China Jinxin entered an agreement with Jiangshu Rongxin Weiye New Material Co. Ltd (“Rongxin”) and Jiangsu Xinshi Huanyu Renewable Resources Technology Co., Ltd (“Xinshi Huanyu”) to use its DRI roasting production line in exchange for Rongxin’s burning-free brick production line, so China Jingxin could use its tailing sand and auxiliary material to produce DRI brick for sale to customers in Hebei province and Beijing.

The Company expects the assets exchange to be completed in August 2018; as of March 31, 2018, the Company had assets held for exchange of $4.17 million.

10. NOTES PAYABLE

As of March 31, 2018 and December 31, 2017, notes payable to five unrelated individuals was $2,792,338 and $2,687,169, respectively, as shown in the table below. These notes bore interest of 10% and are due six months after the commencement of China Huaxin’s official production.

	2018	2017
A	$1,431,275	$1,377,368
B	636,122	612,164
C	318,061	306,082
D	318,061	306,082
E	88,819	85,473
Total	$2,792,338	$2,687,169

11. ACCRUED LIABILITIES AND OTHER PAYABLES

CURRENT

Accrued liabilities and other payables consisted of the following at March 31, 2018 and December 31, 2017:

	2018	2017
Accrued payroll	$173,441	$225,118
Accrued mining rights (see note 4)	70,352	67,703
Accrued interest	6,482,331	5,991,774
Due to unrelated parties	3,974,680	3,824,981
Payable for social insurance	60,929	56,673
Payable for construction	105,591	101,613
Payable for loss from litigation	2,082,913	1,867,203
Other	17,139	115,612
Total	$12,967,376	$12,250,677

As of March 31, 2018 and December 31, 2017, the $3,974,680 and $3,824,981, respectively, due to unrelated parties were short-term advances from unrelated companies or individuals for the Company’s construction and working capital needs. The short-term advances bore no interest, and are payable upon demand.

The Company had payables from litigation of $2.08 million and $1.87 million as of March 31, 2018 and December 31, 2017, respectively. These payables are the result of judgements from 2012 through 2017 in lawsuits brought against Huaxin (see Note 16).

NONCURRENT

Under local environmental regulations, the Company is obligated at the end of a mine’s useful life to restore and rehabilitate the land used in its mining operations. The Company estimates it would cost $560,000 (RMB 3.5 million) to restore the entire Zhuolu mine after extracting all the economical ore.

The Company accrued certain mine restoration expenses based on the actual production volume during the period it extracted ore from the Zhuolu Mine. As of March 31, 2018 and December 31, 2017, the long term accrued mine restoration cost was $13,018 and $12,527, respectively.

12. LONG TERM LOAN

At March 31, 2018 and December 31, 2017, China Jinxin had a long-term bank loan of $206,740 and $198,954, respectively. This loan has a three-year term from December 5, 2017 to December 4, 2020, and bears monthly interest of 0.9104%. China Jinxin pledged six ball grinders as collateral for the loan.

13. PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012. During 2011, the Company paid $2.86 million (RMB 18.0 million). During 2012, the Company made no payment on this payable. On March 20, 2013, the Company amended the payment terms and agreed to pay the remaining balance of $902,098 (RMB 5,500,000) on December 31, 2014. Based on the amended agreement, if the Company paid in full by December 31, 2014, no interest would be charged. The Company agreed that if it defaulted it would pay interest starting on January 1, 2015 based on the current bank interest rate for the remaining balance at that time. Starting from January 1, 2015, the Company agreed to pay interest based on the current bank interest rate of 5.35% for the outstanding balance at December 31, 2014. As of March 31, 2018 and December 31, 2017, the Company has $874,668 and $841,725 of payable to contractors, respectively.

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

14. STOCKHOLDERS’ DEFICIT

Shares issued to consulting firm (prepaid expense)

On November 15, 2016, the Company entered into a consulting agreement with a consulting firm. The Company issued 3,000,000 shares of the Company’s common stock to the firm for 24 months of consulting services including financial analysis, business plan advisory services, due diligence assistance for financing and IR services. The shares were issued in January 2017; and the FV was $1,050,000, which was recorded as prepaid expense; the FV was calculated based on the stock price of $0.35 per share on November 15, 2016, and amortized over the service term. At March 31, 2018, the Company had prepaid expense of $328,125. During the three months ended March 31, 2018, the Company amortized $131,250 as stock compensation expense. During the three months ended March 31, 2017, the Company amortized $131,250 as stock compensation expense. In addition to the 3,000,000 shares, the Company also agreed to pay the consultant $4,000 cash per month on or before the 5th day of each calendar month.

15. INCOME TAXES

The Company’s operating subsidiary is governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended March 31, 2018 and 2017:

	2018	2017
US statutory rates (benefit)	(21.0)%	(34.0)%
Tax rate difference	8.9%	9.1%
Valuation allowance on NOL	12.4%	24.7%
Tax per financial statements	0.3%	(0.2)%

The income tax for the three months ended March 31, 2018 and 2017, consisted of the following:

	2018		2017
Income tax expense – current	$		$—
Income tax benefit – deferred		4,356	(2,499)
Total income tax (benefit) expense		$4,356	$(2,499)

16. LITIGATION

On September 4, 2012, Shijiazhuang City QiaoXi District People’s Court ruled China Huaxin had to repay a loan of RMB 49,067 ($7,073) plus court fees of RMB 515 ($74) to a plaintiff within 10 days of the judgment. China Huaxin paid RMB 10,216 ($1,481) in January 2017. This liability was accrued as of December 31, 2016. As of this report date, the Company has not yet paid the balance on this liability.

On April 7, 2013, the Zhuolu County Labor Dispute Arbitration Committee ruled that China Jinxin had to pay RMB 654,300 ($94,320) to an employee as a result of her death in a traffic accident in 2010 when she was on the way to China Jinxin. China Jinxin denied it had an employment relationship with the plaintiff and appealed to Hebei Province Zhulu County People’s Court; on August 3, 2015, Hebei Province Zhulu County People’s Court confirmed there was an employment relationship and affirmed the original judgement in favor of the plaintiff. The Court froze the Company’s bank account in October 2016. This liability was accrued as of December 31, 2016. As of this report date, the Company has not yet paid this liability.

In 2017, bank account number ending #7368 of Jinxin and bank account ending #3463 of Huaxin were frozen due to allegations of alleged improper financings conducted in the names of Jinxin and Huanxin by a company that is owned by one of the Company’s former managers. This case is currently in trial. The individual responsible for these activities is no longer with the Company.

In 2017, the Court ruled Jinxin, Tianjin Tianxin Mining Co., Ltd, (“Tianxin”, controlled by Jiazhen Liu) and Jiazheng Liu (the Company’s major shareholder) to be jointly responsible for paying loans and court fees of RMB 6,187,268 ($0.95 million). However, since the actual borrower was Tianxin and Jinxin never received the loan proceeds, in April 2018, Jinxin, Tianxin and Jiazhen Liu entered a three-party agreement and mutually agreed Tianxin will be fully responsible for repaying the loan and court fees in full. The Company claims it never received these loans and will appeal.

During 2012 through 2017, Huaxin was a defendant in a number of lawsuits and was ordered to pay an aggregate of RMB 12,032,454 ($1.84 million, consisting of 2012: $0.14 million, 2013: $0.40 million, 2014: $0.13 million, 2015: $0.06 million, 2016: $0.97 million, 2017: $0.14 million) inclusive of interest and court fees for amounts borrowed from various lenders. The Company claims it never received these loans and will appeal. These lawsuits resulted from the Company’s reliance on third parties to raise funds for the Company. Unbeknownst to the Company, most of the proceeds raised by these individuals did not go to the Company. Notwithstanding that it did not receive these funds, , the Court ruled that the Company was obligated to repay all the amounts advanced by the investors. These judgements were not reported by the Company in the periods rendered, therefore the financial statements were restated. See restatement note 19 below.

In May 2017, the court ordered the Company to compensate six individuals who were former employees of Huaxin an aggregate of RMB 146,082 ($22,356) as a result of their termination. On February 14, 2018, the Company repaid RMB 20,000 ($3,181). This liability was accrued as of December 31, 2016. As of this report date, the Company has not yet paid the balance on this liability.

As of March 31, 2018 and December 31, 2017, litigation payables were $2,082,913 and $1,867,203, respectively, and recorded as other payables in the consolidated balance sheets (Note 11).

17. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company is required to maintain one statutory reserve by appropriating money from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

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

19. RESTATEMENT

The CFS for the three months ended March 31, 2017 were restated to reflect interest expense of $32,132 accrued from lawsuits against Huaxin decided in 2016 for $959,739; and reclassification of notes payable (unrelated party) from other payables for $2,544,968, and reclassification of notes payable (related party) from advance from related parties for $6,986,216. In addition, restricted cash and restricted cash equivalents were reclassified from operating activities to be included with cash and cash equivalents in the statement of consolidated cash flows for the three month ended March 31, 2017.

The following table presents the effects of the restatement on the accompanying consolidated balance sheet at March 31, 2017:

Consolidated Balance Sheet	As Previously Reported	Restated	Net Adjustment
Accrued liabilities and other payables	$11,537,078	$10,641,340	$(895,738)
Notes payable	$-	$2,544,968	$2,544,968
Notes payable - related parties	$-	$6,986,216	$6,986,216
Advance from related parties	$40,669,648	$33,683,432	$(6,986,216)
Total liabilities	$56,128,509	$57,777,739	$1,649,230
Accumulated other comprehensive income	$1,678,237	$1,669,509	$(8,728)
Accumulated deficit at March 31, 2017	$(23,288,812)	$(24,929,314)	$(1,640,502)
Total stockholders’ deficit	$(12,989,608)	$(14,638,838)	$(1,649,230)

The following table presents the effects of the restatement on the accompanying consolidated statement of income and comprehensive income for the three months ended March 31, 2017:

Consolidated Statement of Income and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Other expenses	$(40,081)	$(72,213)	$(32,132)
Total non-operating expense, net	$(291,080)	$(323,212)	$(32,132)
Loss before income taxes	$(1,300,645)	$(1,332,777)	$(32,132)

Net loss	$(1,298,146)	$(1,330,278)	$(32,132)
Foreign currency translation loss	$(63,381)	$(72,109)	$(8,728)
Comprehensive loss	$(1,361,527)	$(1,402,387)	$(40,860)

The following table presents the effects of the restatement on the accompanying consolidated statement of cash flows for the three months ended March 31, 2017:

	As Previously Reported	Restated	Net Adjustment
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,298,146)	$(1,330,278)	$(32,132)
Restricted cash	86,226	-	(86,226)
Accrued liabilities and other payables	235,479	267,611	32,132
Net cash used in operating activities	(317,657)	(403,883)	(86,226)
Effect of exchange rate change on cash & equivalents	567	1,264	697
Net increase (decrease) in cash & equivalents and restricted cash	(62,740)	(148,269)	(85,529)
Cash & equivalents, beginning of period	86,519	180,839	94,320
Cash & equivalents, end of period	23,779	32,570	8,791

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

China Jinxin owns a production facility in Zhuolu county, Hebei Province. The facility was operational by 2011. China Jinxin entered into a long term contract with Hebei Steel and Iron Company which expires in 2019 whereby China Jinxin is to sell all of the output of its Zhuolu facility to Hebei Steel at prices to be agreed upon. Because the prices offered by Hebei have been so low, the Company has refused to sell it any ore powder.

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

We have repeatedly been frustrated in our attempts to operate our facilities by environmental initiatives undertaken by local and national governments in China which forced us to shut down our plants and upgrade them to comply with the newly enacted regulations. In addition, a down turn in the Chinese steel industry has had a negative impact on our operations. As an independent producer it is possible that when the need for iron decreases, state owned enterprises tend to contract with other state owned enterprises to obtain supplies for reasons other than cost. Despite this inability to operate our facilities our principal shareholder and management team have continued to fund our operations. Currently, we believe we are in compliance with all applicable regulations and have applied to obtain or renew all of our operating permits. Nevertheless, we are not currently producing iron at either of our facilities and cannot accurately predict when we will be able to do so.

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

Sales for the three months ended March 31, 2018 and 2017 were $0.

All mineral resources in China are owned by the state. Thus, our ability to obtain iron ore depends upon our ability to obtain mineral licenses from the relevant state authorities, purchase ore from another party that has mining rights or import ore from outside of China. It is generally not feasible to transport iron ore any significant distance before processing. We believe, as evidenced by our shareholders’ willingness to finance the construction of our Zhuolu facilities, there is sufficient iron ore in the vicinity of our Zhuolu facilities to enable us to operate them at a profit. Nevertheless, we have yet to obtain long term rights to any iron mine and there is no assurance we will be able to do so. Although we extracted iron ore from the Zhuolu Mine where our production facilities are located, we do not have the right to do so and can be subjected to various fines and penalties. However, since we paid geological survey fees on behalf of the local government so it could process applications related to the right to mine the Zhuolu Mine and has not received any challenges from any authorities regarding our mining activities, we believe that even if fines and penalties are assessed against us in the future, the amount should be negotiable with the authorities. If we are unable to obtain mining rights to the Zhuolu Mine, we will have to acquire iron ore from third parties. The failure to obtain iron ore for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results. We have not yet received the official mining rights to extract; accordingly, we made a provision for fixed assets impairment for all the mine extracting and broken equipment and machinery.

The profitability of the mining industry in China and of our Company in particular, depends upon the demand for iron ore and other metals within China. This demand in turn, is influenced by general economic factors, such as the rate of growth of the economy and of the construction industry. There can be no assurance that China will return to the rapid rates of growth it experienced in the recent past. If the rate of growth of the Chinese economy remains low or were to slow down, demand for iron and steel could fall, adversely impacting our operations.

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

					Dollar	Percentage
	2018	% of Sales	2017	% of Sales	Increase (Decrease)	Increase (Decrease)
Sales	$-	-%	$-	-%	$-	-%
Cost of goods sold		-%	-	-%	-	-%
Gross profit (loss)	-	-%	-	-%	-	-%
Operating expenses	1,115,595	-%	1,009,565	-%	106,030	11%
Loss from operations	(1,115,595)	-%	(1,009,565)	-%	(106,030)	11%
Other expense, net	(307,062)	-%	(323,212)	-%	16,150	(5)%
Loss before income taxes	(1,422,657)	-%	(1,332,777)	-%	(89,880)	7%
Income tax expense (benefit)	4,356	-%	(2,499)	-%	6,855	(274)%
Net loss	$(1,427,013)	-%	$(1,330,278)	%	$(96,735)	7%

Sales

Sales for the three months ended March 31, 2018 and 2017 were $0.

Cost of Goods Sold

Cost of goods (“COGS”) sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore, iron ore concentrate and DRI.

COGS for the three months ended March 31, 2018 and 2017 was $0.

Gross Profit (loss)

The gross profit for the three months ended March 31, 2018 and 2017 was $0.

Operating Expenses

Operating expenses consist mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities, and audit and legal expenses.

Operating expenses were $1,115,595 for the three months ended March 31, 2018, compared to $1,009,565 for 2017, an increase of $106,030 or 11%; the increase in operating expense was mainly due to the increased audit and consulting expense of $53,299 and increased electricity fee of $16,601.

Other Expenses

Other expenses were $307,062 for the three months ended March 31, 2018, compared to $323,212 for 2017. The $16,150 or 5% decrease in other expenses was mainly due to the decreased loss from disposal of small assets by $37,133, which was partly offset by a decrease in interest expense by $20,987.

Net Loss

We had a net loss of $1,427,013 for the three months ended March 31, 2018, compared to net loss of $1,330,278 for the three months ended March 31, 2017. The increase in our net loss resulting from the increase of operating expense by $106,030 for China Huaxin, which was partly offset by decrease other expense by $16,150.

Liquidity and Capital Resources

Our ability to generate cash from operations depends upon our ability to obtain iron ore and iron sands to process and to maintain the permits necessary to process such ore at our current facilities, neither of which is assured. The steel industry in China is significant to the Chinese economy and the government exercises a great deal of control over the production of iron ore and steel. In recent years the government has repeatedly caused iron producers to upgrade their facilities which has interfered with our ability to generate sales. If we cannot obtain iron ore and iron sands to process or are no longer able to process ore and sands, we would be dependent upon cash infusions from our current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain our facilities until we can resume operations. One shareholder has indicated she will continue to fund China Jinxin, although there is no written agreement in place and China Jinxin currently owes her $10.57 million. In addition, China Huaxin borrowed $27.21 million from three of our shareholders (one of whom is the individual who funded China Jinxin and who has loaned $18.82 million to China Huaxin, another of whom is our CEO and who has loaned $2.25 million, and the third of whom is a shareholder and senior officer who has loaned $6.14 million). Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds may have a severe negative impact on our ability to become a viable company.

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

As of March 31, 2018, cash and equivalents and restricted cash were $34,868, compared to $34,175 as of December 31, 2017. The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2018 and 2017, respectively.

	2018	2017
Net cash used in operating activities	$(330,821)	$(403,883)
Net cash used in investing activities	$-	$(1,002)
Net cash provided by financing activities	$330,252	$255,352

Net cash used in operating activities

Net cash used in operating activities was $330,821 for the three months ended March 31, 2018, compared to $403,883 in 2017. The decrease of cash outflow from operating activities for the three months ended March 31, 2018 was principally attributable to the decreased cash outflow on accounts payable by $55,521 and decreased bank overdraft by $94,865, which was partly offset by the increase in the net loss by $96,735.

Net cash used in investing activities

Net cash used in investing activities was $0 for the three months ended March 31, 2018, compared to $1,002 for 2017. For the three months ended March 31, 2017, cash outflow was for acquisition of fixed assets.

Net cash provided by financing activities

Net cash provided by financing activities was $330,252 for the three months ended March 31, 2018, compared to $255,352 in 2017. The net cash provided by financing activities in the three months ended March 31, 2018 and 2017 were due to advances from related parties.

At March 31, 2018, we had a working capital deficit of $56.81 million, an increase of $2.77 million from the working capital deficit at December 31, 2017 of $54.04 million, which was mainly due to an increase in advances from related parties.

As of March 31, 2018, China Jinxin had borrowed $10.57 million from one of its shareholders for working capital and production facility construction needs. The loan of $10.57 million will not bear interest prior to the commencement of production pursuant to an amended loan agreement of January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank’s annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine. China Huaxin borrowed $27.21 million from three shareholders; of the $27.21 million, $7.59 million has interest of 10% with a due date of the sixth month anniversary of the date of official production. The remaining payables bear no interest, and are payable upon demand. In addition, China Huaxin borrowed $5.50 million from certain companies owned by its major shareholder, which bear no interest and are payable upon demand.

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

The following table summarizes our contractual obligations as of March 31, 2018, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$874,668	$874,668	$—	$—	$—
Loan payable to related party with 10% interest	7,665,272	7,665,272	—	—	—
Loan payable to unrelated party with 10% annual interest rate	2,792,338	2,792,338	—	—	—
Total	$11,332,278	$11,332,278	$—	$—	$—

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

Going Concern

We incurred net losses of $1.43 million for the three months ended March 31, 2018. We also had a working capital deficit of $56.81 million as of March 31, 2018. In addition, we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. These conditions raise substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and the Company currently owes $10.57 million to the shareholder. In addition, China Huaxin borrowed $27.21 million from three shareholders, and borrowed $5.50 million from certain companies owned by its major shareholder. Despite such commitments, there is no assurance that adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of adoption of this ASU on its CFS.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The amendments are an improvement to U.S. GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has adopted the guidance retrospectively to each period presented. The adoption does not have any material effect on the presentation of its CFS.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The adoption of this ASU did not have a significant impact on the Company’s CFS.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the guidance retrospectively to each period presented.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has adopted the guidance effective January 1, 2018. The Company will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its CFS.

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

At March 31, 2018, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at March 31, 2018, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to ensure that our financial statements are in accordance with US GAAP.

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described under the heading “Risk Factors” in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 2 of Part I of this report and our consolidated financial statements and related notes included in Item 1 of Part I of this report. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the SEC.

Except as otherwise disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 2 of Part I of this report and our consolidated financial statements and related notes included in Item 1 of Part I of this report, there have been no material changes in the risk factors previously disclosed in the 2017 Form 10-K.

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

ADAMANT DRI PROCESSING AND MINERALS GROUP

Dated: June 25, 2018	By:	/s/ Changkui Zhu
Changkui Zhu
Chief Executive Officer

