Form 10-Q
period 2018-06-30
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2018-09-28
CIK 1171008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

At September 28, 2018 we had 66,760,110 shares of common stock outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2018 AND DECEMBER 31, 2017

	JUNE 30, 2018	DECEMBER 31, 2017
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and equivalents	$23,744	$24,793
Restricted cash	10,980	9,382
Prepaid expense	196,875	459,375
Advance to suppliers, net	2,954	680
Value-added tax receivable	2,786,722	2,821,906
Inventory, net	452,697	458,405
Assets held for exchange	3,961,029	4,010,980

Total current assets	7,435,001	7,785,521

NONCURRENT ASSETS
Property and equipment, net	21,563,206	23,109,013
Material for construction use	433,042	438,504
Intangible assets, net	3,010,852	3,099,189
Goodwill	6,047,936	6,124,204

Total noncurrent assets	31,055,036	32,770,910

TOTAL ASSETS	$38,490,037	$40,556,431

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,986,610	$3,039,581
Notes payable	2,653,704	2,687,169
Accrued liabilities and other payables	12,673,031	12,250,677
Income tax payable	215,111	219,172
Payable to contractors	831,243	841,725
Notes payable - related parties	7,284,708	7,376,573
Advance from related parties	35,356,052	35,407,421

Total current liabilities	62,000,459	61,822,318

NONCURRENT LIABILITIES
Loan payable	196,476	198,954
Accrued expense	12,371	12,527

Total noncurrent liabilities	208,847	211,481

Total liabilities	62,209,306	62,033,799

STOCKHOLDERS’ DEFICIT
Convertible preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 66,760,110 shares as of June 30, 2018 and December 31, 2017, respectively	66,760	66,760
Additional paid in capital	7,996,954	7,996,954
Statutory reserves	557,253	557,253
Accumulated other comprehensive income (loss)	1,096,646	745,889
Accumulated deficit	(33,436,882)	(30,844,224)

Total stockholders’ deficit	(23,719,269)	(21,477,368)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$38,490,037	$40,556,431

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

	SIX MONTHS ENDED JUNE 30		THREE MONTHS ENDED JUNE 30
	2018	2017	2018	2017
		(RESTATED)		(RESTATED)
Net sales	$-	$-	-	-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
General and administrative	1,974,507	2,024,966	858,912	1,015,401

Total operating expenses	1,974,507	2,024,966	858,912	1,015,401

Loss from operations	(1,974,507)	(2,024,966)	(858,912)	(1,015,401)

Non-operating income (expenses)
Interest income	30	72	7	23
Other expenses	(70,452)	(229,790)	(35,372)	(157,577)
Interest expense	(545,971)	(505,575)	(274,061)	(254,652)
Bank charges	(149)	(169)	(54)	(44)

Total non-operating expenses, net	(616,542)	(735,462)	(309,480)	(412,250)

Loss before income tax	(2,591,049)	(2,760,428)	(1,168,392)	(1,427,651)

Income tax (benefit) expense	1,609	(2,243)	(2,747)	256

Net loss	(2,592,658)	(2,758,185)	(1,165,645)	(1,427,907)

Other comprehensive income
Foreign currency translation loss	350,757	(360,844)	1,178,830	(288,735)

Net comprehensive loss	$(2,241,901)	$(3,119,029)	13,185	(1,716,642)

Basic and diluted weighted average shares outstanding	66,760,110	66,710,386	66,760,110	66,760,110

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

	2018	2017
		RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,592,658)	$(2,758,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,362,819	1,408,510
Bad debt allowance	-	14,557
Stock compensation expense	262,500	262,500
Loss on asset disposal	-	103,998
Changes in deferred taxes	1,599	(2,243)
(Increase) decrease in assets and liabilities:
Advance to suppliers	(2,371)	(166,063)
Inventory	-	(697)
Bank overdraft	-	(95,092)
Accounts payable	(15,696)	(74,317)
Accrued liabilities and other payables	597,070	572,035
Unearned revenue	-	177,009
Taxes payable	(1,340)	(6,859)

Net cash used in operating activities	(388,077)	(564,847)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(1,004)

Net cash used in investing activities	-	(1,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from (repayment to) related parties	389,067	426,821

Net cash provided by financing activities	389,067	426,821

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(441)	2,343

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS AND RESTRICTED CASH	549	(136,687)

CASH AND EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	34,175	180,839

CASH AND EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$34,724	$44,152

Supplemental Cash Flow Data:
Income tax paid	$2,289	$-
Interest paid	$25,441	$9,446

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

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

On April 25, 2017, China Tongda incorporated Yancheng DeWeiSi Business Trading Co., Ltd. (“DeWeiSi”) with registered capital of RMB 10,000,000 ($1.48 million), to be paid before April 19, 2047. DeWeiSi was a wholly-owned subsidiary of China Tongda. DeWeiSi sells mineral products (except petroleum and petroleum products), hardware products, construction materials, and steel. During 2017, China Tongda sold 100% ownership of DeWeiSi for RMB 70,000 ($10,710), and the buyer took over the responsibility of fulfilling the $1.48 million registered capital requirement. The Company recorded $27,094 gain on the sale of DeWeiSi.

The consolidated interim financial information as of June 30, 2018 and for the six and three month periods ended June 30, 2018 and 2017 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2018, results of operations for the six and three months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements (“CFS”) are prepared in conformity with US GAAP. Adamant, Real Fortune BVI and Real Fortune HK’s functional currency is the US Dollar (“USD” or “$”), and China Tongda and its wholly owned subsidiaries’ China Huaxin, and VIE China Jinxin’s functional currency is Chinese Renminbi (“RMB”). The accompanying CFS are translated from functional currencies and presented in USD.

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

There has been no change in the VIE structure during the six and three months ended June 30, 2018 and 2017, and none of the events listed in a-d above have occurred.

Going Concern

The Company incurred a net loss of $2.59 million for the six months ended June 30, 2018. The Company also had a working capital deficit of $54.57 million as of June 30, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The CFS do not include any adjustments that might result from the outcome of this uncertainty. China Jinxin upgraded its facility and equipment for producing DRI. However, the DRI production line did not pass local authority’s inspection due to the pollution control regulations in the area. China Jinxin entered an agreement with Jiangshu Rongxin Weiye New Material Co. Ltd (“Rongxin”) and Jiangsu Xinshi Huanyu Renewable Resources Technology Co., Ltd (“Xinshi Huanyu”) to use its DRI roasting production line in exchange for Rongxin’s burning-free brick production line, so China Jingxin could use its tailing sand and auxiliary material to produce DRI for sale to customers in Hebei province and Beijing.

A shareholder of the Company indicated she will continue to fund China Jinxin, although there is no written agreement in place and China Jinxin currently owes her $10.04 million. In addition, China Huaxin currently owes $25.90 million to three of the Company’s shareholders for constructing its DRI facility; one is the major lender of China Jinxin who lent $17.93 million to China Huaxin, and the other two are members of the Company’s management. In addition, China Huaxin borrowed $5.23 million from companies owned by its major shareholder. China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of environmental initiatives by national, provincial and local government authorities in China, in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to LNG station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. China Huaxin had completed the upgrading and resumed trial production at its upgraded DRI facilities; until, once again, ordered by the authorities to shut down and make further adjustments to its equipment which it is currently doing.

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

On January 23, 2014, the Company completed the acquisition of China Huaxin. Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their FVs with the excess recorded to goodwill. The Company recognized RMB 40.02 million ($6.54 million) of goodwill from the acquisition. At December 31, 2015, the Company reappraised the FV of China Huaxin by using the replacement cost method since China Huaxin did not start official production in 2015 due to upgrading its DRI facilities. As of June 30, 2018 and December 31, 2017, the Company evaluated and concluded the goodwill of China Huaxin was not impaired as a result of further improvements and adjustments to the equipment is under way.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company’s account in the Agriculture Bank of China, Zhuolu Branch of China Jinxin has been frozen for RMB 654,300 ($94,320) since October 2016 as a result of a civil judgement for accidental death in favor of a deceased employee (see Note 16). The Company’s bank account in the Bank of China, Cangzhou Bohai district Branch of China Huaxin, has been frozen for RMB 60,000 ($9,182) to ensure payment of civil judgements against the Company (see Note 17). Due to limited cash balances in its bank accounts, the Company recorded $10,980 and $9,382 as restricted cash as of June 30, 2018 and December 31, 2017, respectively. In addition, at June 30, 2018, bank account number ending #7368 of China Jinxin and bank account ending #3463 of China Huaxin were temporarily frozen due to alleged inappropriate financing in the name of China Jinxin and China Huanxin by a company that is owned by a member of the Company’s senior management. This case is currently in trial. Moreover, the bank account of Real Fortune became dormant due to lack of activity.

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had no bad debt allowances at June 30, 2018 and December 31, 2017.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its FV. FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2018 and December 31, 2017, there were $0.77 million and $0.78 million in impairments of its long-lived assets, respectively (See Note 6).

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about their merits or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At June 30, 2018 and December 31, 2017, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the Company does not have significant sales yet. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

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

As of June 30, 2018 and December 31, 2017, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the six and three months ended June 30, 2018 and 2017 consisted of net loss and foreign currency translation adjustments.

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

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 becomes effective for the Company on January 1, 2019. Early adoption is permitted. The adoption of this accounting pronouncement is not expected to have an impact on the Company’s CFS.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future CFS.

3. INVENTORY

Inventory consisted of the following at June 30, 2018 and December 31, 2017:

	2018	2017
Material	$455,045	$460,783
Finished goods	21	21
Less: inventory impairment allowance	(2,369)	(2,399)
Total	$452,697	$458,405

4. MINING RIGHTS

The Company is currently negotiating with the Department of Land and Resources of Hebei Province and the local Zhuolu County government to obtain the rights to mine in Zhuolu County where one of its production facilities is located. Pending the final contract, the Company accrued the cost of mining rights based on the quantity of ore extracted (see Note 11). The Company used $0.68 (RMB 2.4 per ton) based on a royalty rate prescribed by the local authority based on the purity of ore in the subject mines. If the rate per ton of ore changes when the contract is finalized, the Company will account for the change prospectively as a change in an accounting estimate. The Company did not extract any ore in the six and three months ended June 30, 2018 and 2017, and accordingly did not accrue the cost of mining rights for the six and there months ended June 30, 2018 and 2017.

5. VALUE-ADDED TAX RECEIVABLE

At June 30, 2018 and December 31, 2017, the Company had VAT receivable of $2,786,722 and $2,821,906, respectively. It was the VAT paid on purchases, and it can be carried forward indefinitely for offsetting against future VAT payable.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2018 and December 31, 2017:

	2018	2017
Building	$21,388,904	$21,658,630
Production equipment	15,604,012	15,789,963
Transportation equipment	1,226,869	1,242,340
Office equipment	263,682	267,008
Total	38,483,467	38,957,941
Less: Accumulated depreciation	(16,151,728)	(15,070,704)
Less: Impairment allowance	(768,533)	(778,224)
Net	$21,563,206	$23,109,013

Depreciation for the six months ended June 30, 2018 and 2017 was $1,311,162 and $1,363,691, respectively.  Depreciation for the three months ended June 30, 2018 and 2017 was $593,978 and $683,319, respectively.

7. RELATED PARTIES TRANSACTIONS

Advances from related parties

At June 30, 2018 and December 31, 2017, China Jinxin owed one of its shareholders $10,043,326 and $10,169,978, respectively, for the purchase of equipment used in construction in progress and for working capital needs. This advance will not bear interest prior to the commencement of the Company’s production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank’s annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of commencement of production at the Zhuolu Mine. China Jinxin had not commenced production as of June 30, 2018.

At June 30, 2018, China Huaxin owed three shareholders, two of whom are also the Company’s management, $18.70 million used to construct its DRI facility. China Huaxin also borrowed $5.23 million from certain companies owned by its major shareholder, which bear no interest and is payable upon demand. At December 31, 2017, China Huaxin owed three shareholders, two of whom are members of the Company’s management, $18.63 million used to construct its DRI facility. China Huaxin also borrowed $5.30 million from certain companies owned by its major shareholder, which bore no interest and is payable upon demand.

At June 30, 2018 and December 31, 2017, Real Fortune HK owed one shareholder $1.20 million for advances to meet operating needs. This advance bears no interest and is payable upon demand.

Notes payable to related parties

As of June 30, 2018, China Huaxin has notes payable to two related parties of $7,209,141, for constructing its DRI facility, these notes bear interest of 10% and are payable upon demand. At June 30, 2018, China Huaxin also owed one related party who is the brother of the Company’s major shareholder $75,567, this loan bears interest of 10% and is payable upon demand.

As of December 31, 2017, China Huaxin has notes payable to two related parties of $7,300,052, these notes bear interest of 10% and are payable upon demand. At December 31, 2017, China Huaxin also owed one related party who is the brother of the Company’s major shareholder $76,521, this loan bore interest of 10% and is payable upon demand.

Below is the summary of advances from related parties at June 30, 2018 and December 31, 2017.

	2018	2017
Advance from shareholders (also management)	$30,131,029	$30,116,508
Advance from related party companies	5,229,530	5,295,476
Total	35,360,559	35,411,984
Less: Advance to related parties’ companies	(4,507)	(4,563)
Advance from related parties, net	$35,356,052	$35,407,421

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

Intangible assets consisted of the following at June 30, 2018 and December 31, 2017:

	2018	2017
Land use rights	$3,826,836	$3,875,094
Less: Accumulated amortization	(815,984)	(775,905)
Net	$3,010,852	$3,099,189

Amortization of intangible assets for the six months ended June 30, 2018 and 2017 was $51,657 and $44,819, respectively. Amortization of intangible assets for the three months ended June 30, 2018 and 2017 was $25,796 and $20,922, respectively. Annual amortization for the next five years from July 1, 2018, is expected to be $101,947 each year.

9. CONSTRUCTION IN PROGRESS AND ASSETS HELD FOR EXCHAGE

The construction for China Jinxin’s DRI facility upgrade was completed. However, the DRI production line did not pass local authority’s inspection due to local pollution control regulations. China Jinxin entered an agreement with Jiangshu Rongxin Weiye New Material Co. Ltd. (“Rongxin”) and Jiangsu Xinshi Huanyu Renewable Resources Technology Co., Ltd. (“Xinshi Huanyu”) to use its DRI roasting production line in exchange for the right to use Rongxin’s burning-free brick production line, so China Jingxin could use its tailing sand and auxiliary material to produce DRI brick for sale to customers in Hebei province and Beijing.

10. NOTES PAYABLE

As of June 30, 2018 and December 31, 2017, notes payable to five unrelated individuals was $2,653,704 and $2,687,169, respectively, as shown in the table below. These notes bore interest of 10% and are due six months after the commencement of China Huaxin’s official production.

	2018	2017
A	$1,360,215	$1,377,368
B	604,540	612,164
C	302,270	306,082
D	302,270	306,082
E	84,409	85,473
Total	$2,653,704	$2,687,169

11. ACCRUED LIABILITIES AND OTHER PAYABLES

CURRENT

Accrued liabilities and other payables consisted of the following at June 30, 2018 and December 31, 2017:

	2018	2017
Accrued payroll	$232,502	$225,118
Accrued mining rights (see note 4)	66,859	67,703
Accrued interest	6,418,394	5,991,774
Due to unrelated parties	3,777,346	3,824,981
Payable for social insurance	58,981	56,673
Payable for construction	100,347	101,613
Payable for loss from litigation	2,013,602	1,867,203
Other	5,000	115,612
Total	$12,673,031	$12,250,677

As of June 30, 2018 and December 31, 2017, the $3,777,346 and $3,824,981, respectively, due to unrelated parties were short-term advances from unrelated companies or individuals for the Company’s construction and working capital needs. The short-term advances bore no interest, and are payable upon demand.

The Company had payables from litigation of $2.01 million and $1.87 million as of June 30, 2018 and December 31, 2017, respectively. These payables are the result of judgements from 2012 through 2017 in lawsuits brought against China Huaxin (see Note 16).

NONCURRENT

Under local environmental regulations, the Company is obligated at the end of a mine’s useful life to restore and rehabilitate the land used in its mining operations. The Company estimates it would cost $560,000 (RMB 3.5 million) to restore the entire Zhuolu mine after extracting all the economical ore.

The Company accrued certain mine restoration expenses based on the actual production volume during the period it extracted ore from the Zhuolu Mine. As of June 30, 2018 and December 31, 2017, the long term accrued mine restoration cost was $12,371 and $12,527, respectively.

12. LONG TERM LOAN

At June 30, 2018 and December 31, 2017, China Jinxin had a long-term bank loan of $196,476 and $198,954, respectively. This loan has a three-year term from December 5, 2017 to December 4, 2020, and bears monthly interest of 0.9104%. China Jinxin pledged six ball grinders as collateral for the loan.

13. PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012. During 2011, the Company paid $2.86 million (RMB 18.0 million). During 2012, the Company made no payment on this payable. On March 20, 2013, the Company amended the payment terms and agreed to pay the remaining balance of $902,098 (RMB 5,500,000) on December 31, 2014. Based on the amended agreement, if the Company paid in full by December 31, 2014, no interest would be charged. The Company agreed that if it defaulted it would pay interest starting on January 1, 2015 based on the current bank interest rate for the remaining balance at that time. Starting from January 1, 2015, the Company agreed to pay interest based on the current bank interest rate of 5.35% for the outstanding balance at December 31, 2014. As of June 30, 2018 and December 31, 2017, the Company has $831,243 and $841,725 of payable to contractors, respectively.

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

14. STOCKHOLDERS’ DEFICIT

Shares issued to consulting firm (prepaid expense)

On November 15, 2016, the Company entered into a consulting agreement with a consulting firm. The Company issued 3,000,000 shares of the Company’s common stock to the firm for 24 months of consulting services including financial analysis, business plan advisory services, due diligence assistance for financing and IR services. The shares were issued in January 2017; and the FV was $1,050,000, which was recorded as prepaid expense; the FV was calculated based on the stock price of $0.35 per share on November 15, 2016, and amortized over the service term. At June 30, 2018, the Company had prepaid expense of $196,875. During the six and three months ended June 30, 2018, the Company amortized $262,500 and $131,250 as stock compensation expense, respectively. During the six and three months ended June 30, 2017, the Company amortized $262,500 and $131,250 as stock compensation expense, respectively. In addition to the 3,000,000 shares, the Company also agreed to pay the consultant $4,000 cash per month on or before the 5th day of each calendar month.

15. INCOME TAXES

The Company’s operating subsidiary is governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The following table reconciles the statutory rates to the Company’s effective tax rate for the six months ended June 30, 2018 and 2017:

	2018	2017
US statutory rates (benefit)	(21.0)%	(33.5)%
Tax rate difference	8.9%	9.1%
Valuation allowance on NOL	12.2%	24.3%
Tax per financial statements	0.1%	(0.1)%

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended June 30, 2018 and 2017:

	2018	2017
US statutory rates (benefit)	(21.0)%	(34.0)%
Tax rate difference	8.9%	9.5%
Valuation allowance on NOL	11.9%	24.5%
Tax per financial statements	(0.2)%	0.0%

The income tax for the six months ended June 30, 2018 and 2017, consisted of the following:

	2018	2017
Income tax expense – current	$—	$—
Income tax (benefit) – deferred	1,609	(2,243)
Total income tax (benefit) expense	$1,609	$(2,243)

The income tax for the three months ended June 30, 2018and 2017, consisted of the following:

	2018	2017
Income tax (benefit) expense — current	$—	$—
Income tax (benefit) expense — deferred	(2,747)	256
Total income tax (benefit) expense	$(2,747)	$256

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

In 2017, bank account number ending #7368 of China Jinxin and bank account ending #3463 of China Huaxin were frozen due to allegations of alleged improper financings conducted in the names of China Jinxin and China Huanxin by a company that is owned by one of the Company’s former managers. This case is currently in trial. The individual responsible for these activities is no longer with the Company.

In 2017, the Court ruled China Jinxin, Tianjin Tianxin Mining Co., Ltd., (“Tianxin”, controlled by Jiazheng Liu) and Jiazheng Liu (the Company’s major shareholder) to be jointly responsible for paying loans and court fees of RMB 6,187,268 ($0.95 million). However, since the actual borrower was Tianxin and China Jinxin never received the loan proceeds, in April 2018, China Jinxin, Tianxin and Jiazhen Liu entered a three-party agreement and mutually agreed Tianxin will be fully responsible for repaying the loan and court fees in full. The Company claims it never received these loans and will appeal.

During 2012 through 2017, China Huaxin was a defendant in a number of lawsuits and was ordered to pay an aggregate of RMB 12,032,454 ($1.84 million, consisting of 2012: $0.14 million, 2013: $0.40 million, 2014: $0.13 million, 2015: $0.06 million, 2016: $0.97 million, 2017: $0.14 million) inclusive of interest and court fees for amounts borrowed from various lenders. The Company claims it never received these loans and will appeal. These lawsuits resulted from the Company’s reliance on third parties to raise funds for the Company. Unbeknownst to the Company, most of the proceeds raised by these individuals did not go to the Company. Notwithstanding that it did not receive these funds, the Court ruled that the Company was obligated to repay all the amounts advanced by the investors. These judgements were not reported by the Company in the periods rendered, therefore the financial statements were restated. See restatement note 19 below.

In May 2017, the court ordered the Company to compensate six individuals who were former employees of China Huaxin an aggregate of RMB 146,082 ($22,356) as a result of their termination. On February 14, 2018, the Company repaid RMB 20,000 ($3,181). This liability was accrued as of December 31, 2016. As of this report date, the Company has not yet paid the balance on this liability.

As of June 30, 2018 and December 31, 2017, litigation payables were $2,013,602 and $1,867,203, respectively, and recorded as other payables in the consolidated balance sheets (Note 11).

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

19. RESTATEMENT

The CFS for the six months ended June 30, 2017 were restated to reflect interest expense of $85,615 accrued from lawsuits against China Huaxin decided in 2016 for $959,739 and years prior to 2016 for $736,476; and reclassification of 1) notes payable (unrelated party) from other payables for $2,591,890, and 2) reclassification of notes payable (related party) from advance from related parties for $7,115,021, and 3) reclassification of accounts payable (related party) from advance from related parties for $1,972,395. In addition, restricted cash and restricted cash equivalents of $8,911 were reclassified from operating activities to be included with cash and cash equivalents in the statement of consolidated cash flows for the six months ended June 30, 2017.

The following table presents the effects of the restatement on the accompanying consolidated balance sheet at June 30, 2017:

Consolidated Balance Sheet	As Previously Reported	Restated	Net Adjustment
Accounts payable –related party	$-	$1,972,395	$1,972,395
Accrued liabilities and other payables	12,003,689	11,145,592	(858,097)
Notes payable	-	2,591,890	2,591,890
Notes payable - related parties	-	7,115,021	7,115,021
Advance from related parties	41,522,343	32,434,923	(9,087,420)
Total liabilities	53,526,032	55,259,821	1,733,789
Accumulated other comprehensive income	1,420,580	1,380,774	(39,806)
Accumulated deficit	(24,663,236)	(26,357,219)	(1,693,983)
Total stockholders’ deficit	$(23,242,656)	$(24,976,445)	$(1,733,789)

The following table presents the effects of the restatement on the accompanying consolidated statement of income and comprehensive income for the six months ended June 30, 2017:

Consolidated Statement of Operations and Comprehensive Loss	As Previously Reported	Restated	Net Adjustment
Other expenses	$(144,175)	$(229,790)	$(85,615)
Total non-operating expense, net	$(649,847)	$(735,462)	$(85,615)
Loss before income taxes	$(2,674,813)	$(2,760,428)	$(85,615)

Net loss	$(2,672,570)	$(2,758,185)	$(85,615)
Foreign currency translation loss	$(321,038)	$(360,844)	$(39,806)
Comprehensive loss	$(2,993,608)	$(3,119,029)	$(125,421)

The following table presents the effects of the restatement on the accompanying consolidated statement of income and comprehensive income for the three months ended June 30, 2017:

Consolidated Statement of Operations and Comprehensive Loss	As Previously Reported	Restated	Net Adjustment
Other expenses	$(104,094)	$(157,577)	$(53,483)
Total non-operating expense, net	$(358,767)	$(412,250)	$(53,483)
Loss before income taxes	$(1,374,168)	$(1,427,651)	$(53,483)

Net loss	$(1,374,424)	$(1,427,907)	$(53,483)
Foreign currency translation loss	$(257,657)	$(288,735)	$(31,078)
Comprehensive loss	$(1,632,081)	$(1,716,642)	$(84,561)

The following table presents the effects of the restatement on the accompanying consolidated statement of cash flows for the six months ended June 30, 2017:

	As Previously Reported	Restated	Net Adjustment
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,672,570)	$(2,758,185)	$(85,615)
Restricted cash	86,456	-	(86,456)
Accrued liabilities and other payables	486,420	572,035	85,615
Net cash used in operating activities	(478,391)	(564,847)	(86,456)
Effect of exchange rate change on cash & equivalents	1,296	2,343	1,047
Net increase (decrease) in cash & equivalents and restricted cash	(51,278)	(136,687)	(85,409)
Cash & equivalents & restricted cash, beginning of period	86,519	180,839	94,320
Cash and equivalents, end of period	35,241	44,152	8,911

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

On April 25, 2017, China Tongda incorporated Yancheng DeWeiSi Business Trading Co., Ltd (“DeWeiSi”) with registered capital of RMB 10,000,000 ($1.48 million), to be paid before April 19, 2047. DeWeiSi is engaged in sale of mineral products other than petroleum products, hardware, construction materials, and steel. Prior to December 31, 2017, China Tongda sold 100% ownership of DeWeiSi for RMB 70,000 ($10,710), and the buyer took over the responsibility of fulfilling the $1.48 million registered capital requirement. The Company recorded a $27,094 gain on sale of DeWeiSi.

Sales for the six and three months ended June 30, 2018 and 2017 were $0.

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

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017

					Dollar	Percentage
	2018	% of Sales	2017	% of Sales	Increase / Decrease	Increase / Decrease
Sales	$-	-%	$-	-%	$-	-%
Cost of goods sold		-%	-	-%	-	-%
Gross profit (loss)	-	-%	-	-%	-	-%
Operating expenses	858,912	-%	1,015,401	-%	(156,489)	(15)%
Loss from operations	(858,912)	-%	(1,015,401)	-%	156,489	15%
Other expense, net	(309,480)	-%	(412,250)	-%	102,770	(25)%
Loss before income taxes	(1,168,392)	-%	(1,427,651)	-%	259,259	(18)%
Income tax expense (benefit)	(2,747)	-%	256	-%	(3,003)	(1,173)%
Net loss	$(1,165,645)	-%	$(1,427,907)	-%	$262,262	(18)%

Sales

Sales for the three months ended June 30, 2018 and 2017 were $0.

Cost of Goods Sold

Cost of goods (“COGS”) sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore, iron ore concentrate and DRI.

COGS for the three months ended June 30, 2018 and 2017 was $0.

Gross Profit (loss)

The gross profit for the three months ended June 30, 2018 and 2017 was $0.

Operating Expenses

Operating expenses consist mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities, and audit and legal expenses.

Operating expenses were $858,912 for the three months ended June 30, 2018, compared to $1,015,401 for 2017, a decrease of $156,489 or 15%, mainly resulting from management’s effort on expense control.

Other Expenses

Other expenses were $309,480 for the three months ended June 30, 2018, compared to $412,250 for 2017. The $102,770 or 25% decrease in other expenses was mainly due to the decreased other miscellaneous expense by $122,205, which was partly offset by an increase in interest expense by $19,409.

Net Loss

We had a net loss of $1,165,645 for the three months ended June 30, 2018, compared to net loss of $1,427,907 for the three months ended June 30, 2017. The decrease in our net loss resulting from the decrease of operating expense by $156,489 for China Huaxin, and decreased other expense by $102,770.

Comparison of the six months ended June 30, 2018 and 2017

					Dollar	Percentage
	2018	% of Sales	2017	% of Sales	Increase / Decrease	Increase / Decrease
Sales	$-	-%	$-	-%	$-	-%
Cost of goods sold		-%	-	-%	-	-%
Gross profit (loss)	-	-%	-	-%	-	-%
Operating expenses	1,974,507	-%	2,024,966	-%	(50,459)	(2)%
Loss from operations	(1,974,507)	-%	(2,024,966)	-%	50,459	(2)%
Other expense, net	(616,542)	-%	(735,462)	-%	118,920	(16)%
Loss before income taxes	(2,591,049)	-%	(2,760,428)	-%	169,379	(6)%
Income tax expense (benefit)	1,609	-%	(2,243)	-%	3,852	(172)%
Net loss	$(2,592,658)	-%	$(2,758,185)	-%	$165,527	(6)%

Sales

Sales for the six months ended June 30, 2018 and 2017 were $0.

Cost of Goods Sold

Cost of goods (“COGS”) sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore, iron ore concentrate and DRI.

COGS for the six months ended June 30, 2018 and 2017 was $0.

Gross Profit (loss)

The gross profit for the six months ended June 30, 2018 and 2017 was $0.

Operating Expenses

Operating expenses consist mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities, and audit and legal expenses.

Operating expenses were $1,974,507 for the six months ended June 30, 2018, compared to $2,024,966 for 2017, a slight decrease of $50,459 or (2)%.

Other Expenses

Other expenses were $616,542 for the six months ended June 30, 2018, compared to $735,462 for 2017. The $118,920 or (16)% decrease in other expenses was mainly due to the decreased other miscellaneous expense by $159,338, which was partly offset by an increase in interest expense by $40,396.

Net Loss

We had a net loss of $2,592,658 for the six months ended June 30, 2018, compared to net loss of $2,758,185 for the six months ended June 30, 2017. The decrease in our net loss resulting from decreased other expense by $118,920, and decreased operating expense by $50,459.

Liquidity and Capital Resources

Our ability to generate cash from operations depends upon our ability to obtain iron ore and iron sands to process and to maintain the permits necessary to process such ore at our current facilities, neither of which is assured. The steel industry in China is significant to the Chinese economy and the government exercises a great deal of control over the production of iron ore and steel. In recent years the government has repeatedly caused iron producers to upgrade their facilities which has interfered with our ability to generate sales. If we cannot obtain iron ore and iron sands to process or are no longer able to process ore and sands, we would be dependent upon cash infusions from our current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain our facilities until we can resume operations. One shareholder has indicated she will continue to fund China Jinxin, although there is no written agreement in place and China Jinxin currently owes her $10.04 million. In addition, China Huaxin borrowed $25.9 million from three of our shareholders (one of whom is the individual who funded China Jinxin and who has loaned $17.93 million to China Huaxin, another of whom is our CEO and who has loaned $2.14 million, and the third of whom is a shareholder and senior officer who has loaned $5.83 million). Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds may have a severe negative impact on our ability to become a viable company.

Other than current construction in progress and change of China Jinxin’s production line to baking-free bricks, which will be funded by one of our shareholders, we do not anticipate significant cash expenditures in the immediate future on our current production facilities. Nevertheless, we may require working capital once we resume production at our facilities. Certain of our shareholders have verbally agreed to continue to provide cash to satisfy our working capital needs. However, in the future, we intend to continue the expansion of operations by acquiring new production facilities and mines. The acquisitions will be paid for with cash or our equity securities, or combinations of both. Failure to obtain such financing could have a material adverse effect on our business expansion. The issuance and sale our equity securities would dilute the interest of our current shareholders. Further, there is no guarantee of the terms on which such an issuance would occur, if at all, or whether such terms would be favorable to our current shareholders.

As of June 30, 2018, cash and equivalents and restricted cash were $34,724, compared to $34,175 as of December 31, 2017. The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2018 and 2017, respectively.

	2018	2017
Net cash used in operating activities	$(388,077)	$(564,847)
Net cash used in investing activities	$-	$(1,004)
Net cash provided by financing activities	$389,067	$426,821

Net cash used in operating activities

Net cash used in operating activities was $388,077 for the six months ended June 30, 2018, compared to $564,847 in 2017. The decrease of cash outflow from operating activities for the six months ended June 30, 2018 was principally attributable to the decreased cash outflow on advance to suppliers by $163,692.

Net cash used in investing activities

Net cash used in investing activities was $0 for the six months ended June 30, 2018, compared to $1,004 for 2017. For the six months ended June 30, 2017, cash outflow was for acquisition of fixed assets.

Net cash provided by financing activities

Net cash provided by financing activities was $389,067 for the six months ended June 30, 2018, compared to net cash provided by financing activities of $426,821 in 2017. The net cash used in or provided by financing activities in the six months ended June 30, 2018 and 2017 were due to advances from related parties.

At June 30, 2018, we had a working capital deficit of $54.57 million, an increase of $0.53 million from the working capital deficit at December 31, 2017 of $54.04 million, which was mainly due to an increase in accounts payable.

As of June 30, 2018, China Jinxin had borrowed $10.04 million from one of its shareholders for working capital and production facility construction needs. The loan of $10.04 million will not bear interest prior to the commencement of production pursuant to an amended loan agreement of January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank’s annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine. China Huaxin borrowed $25.9 million from three shareholders; of the $25.9 million, $7.21 million has interest of 10% with a due date of the sixth month anniversary of the date of official production. The remaining payables bear no interest, and are payable upon demand. In addition, China Huaxin borrowed $5.23 million from certain companies owned by its major shareholder, which bear no interest and are payable upon demand.

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

The following table summarizes our contractual obligations as of June 30, 2018, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$831,243	$831,243	$—	$—	$—
Loan payable to related party with 10% interest	7,284,708	7,284,708	—	—	—
Notes payable to unrelated party with 10% annual interest rate	2,653,704	2,653,704	—	—	—
Total	$10,769,655	$10,769,655	$—	$—	$—

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

Going Concern

We incurred net losses of $2.59 million and $1.17 million for the six and three months ended June 30, 2018. We also had a working capital deficit of $54.57 million as of June 30, 2018. In addition, we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. These conditions raise substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and the Company currently owes $10.04 million to the shareholder. In addition, China Huaxin borrowed $25.90 million from three shareholders, and borrowed $5.23 million from certain companies owned by its major shareholder. Despite such commitments, there is no assurance that adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 becomes effective for the Company on January 1, 2019. Early adoption is permitted. The adoption of this accounting pronouncement is not expected to have an impact on the Company’s CFS.

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

At June 30, 2018, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at June 30, 2018, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to ensure that our financial statements are in accordance with US GAAP.

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

ADAMANT DRI PROCESSING AND MINERALS GROUP

Dated: September 28, 2018	By:	/s/ Ethan Chuang
Ethan Chuang
Chief Executive Officer and Chief Financial Officer

