Form 10-Q
period 2018-09-30
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2018-11-16
CIK 1171008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

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

At November 14, 2018 we had 66,760,110 shares of common stock outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30,2018 AND DECEMBER 31, 2017

	SEPTEMBER 30, 2018	DECEMBER 31, 2017
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$21,013	$24,793
Restricted cash	10,598	9,382
Prepaid expense	65,625	459,375
Advance to suppliers, net	1,768	680
Value-added tax receivable	2,680,259	2,821,906
Inventory, net	435,631	458,405
Assets held for exchange	3,809,825	4,010,980

Total current assets	7,024,719	7,785,521

NONCURRENT ASSETS
Property and equipment, net	20,100,007	23,109,013
Material for construction use	416,513	438,504
Intangible assets, net	2,871,997	3,099,189
Goodwill	5,817,068	6,124,204

Total noncurrent assets	29,205,585	32,770,910

TOTAL ASSETS	$36,230,304	$40,556,431

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,872,605	$3,039,581
Notes payable	2,552,404	2,687,169
Accrued liabilities and other payables	12,546,679	12,250,677
Income tax payable	206,794	219,172
Payable to contractors	799,512	841,725
Notes payable - related parties	7,006,629	7,376,573
Advance from related parties	34,126,177	35,407,421

Total current liabilities	60,110,800	61,822,318

NONCURRENT LIABILITIES
Loan payable	188,975	198,954
Accrued expense	11,899	12,527

Total noncurrent liabilities	200,874	211,481

Total liabilities	60,311,674	62,033,799

STOCKHOLDERS’ DEFICIT
Convertible preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 66,760,110 shares	66,760	66,760
Additional paid in capital	7,996,954	7,996,954
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	1,984,124	745,889
Accumulated deficit	(34,686,461)	(30,844,224)

Total stockholders’ deficit	(24,081,370)	(21,477,368)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$36,230,304	$40,556,431

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017
		(RESTATED)		(RESTATED)

Net sales	$-	$590,421	-	590,421

Cost of goods sold	-	586,011	-	586,011

Gross profit	-	4,410	-	4,410

Operating expenses
General and administrative	2,935,418	3,051,943	960,911	1,026,977

Total operating expenses	2,935,418	3,051,943	960,911	1,026,977

Loss from operations	(2,935,418)	(3,047,533)	(960,911)	(1,022,567)

Non-operating income (expenses)
Interest income	67	118	37	46
Other expenses	(102,629)	(263,088)	(32,177)	(33,298)
Interest expense	(804,453)	(762,242)	(258,482)	(256,667)
Bank charges	(223)	(252)	(74)	(83)

Total non-operating expenses, net	(907,238)	(1,025,464)	(290,696)	(290,002)

Loss before income tax	(3,842,656)	(4,072,997)	(1,251,607)	(1,312,569)

Income tax (benefit) expense	(419)	(448)	(2,028)	1,795

Net loss	(3,842,237)	(4,072,549)	(1,249,579)	(1,314,364)

Other comprehensive income
Foreign currency translation gain (loss)	1,238,235	(733,259)	887,478	(372,415)

Net comprehensive loss	$(2,604,002)	$(4,805,808)	(362,101)	(1,686,779)

Basic and diluted weighted average shares outstanding	66,760,110	66,727,143	66,760,110	66,760,110

Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

	2018	2017
		RESTATED

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,842,237)	$(4,072,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,050,335	2,147,235
Bad debt allowance	-	8,416
Stock compensation expense	393,750	393,750
Loss on asset disposal	-	103,998
Changes in deferred taxes	(428)	(1,600)
(Increase) decrease in assets and liabilities:
Advance to suppliers	(1,185)	(523,123)
Inventory	(227)	227
Bank overdraft	-	(95,092)
Accounts payable	(15,338)	(114,520)
Accrued liabilities and other payables	931,379	881,536
Unearned revenue	-	560,989
Taxes payable	(1,331)	(4,866)

Net cash used in operating activities	(485,282)	(715,599)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(6,099)

Net cash used in investing activities	-	(6,099)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	484,293	623,650

Net cash provided by financing activities	484,293	623,650

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(1,575)	4,689

NET DECREASE IN CASH & EQUIVALENTS AND RESTRICTED CASH	(2,564)	(93,359)

CASH & EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	34,175	180,839

CASH & EQUIVALENTS AND RESTRICTED CASH , END OF PERIOD	$31,611	$87,480

Supplemental Cash Flow Data:
Income tax paid	$2,289	$2,093
Interest paid	$25,441	$9,446

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

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

The consolidated interim financial information as of September 30, 2018 and for the nine and three month periods ended September 30, 2018 and 2017 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2018, results of operations for the nine and three months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

There has been no change in the VIE structure during the nine and three months ended September 30, 2018 and 2017, and none of the events listed in a-d above have occurred.

Going Concern

The Company incurred a net loss of $3.84 million for the nine months ended September 30, 2018. The Company also had a working capital deficit of $53.09 million as of September 30, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The CFS do not include any adjustments that might result from the outcome of this uncertainty. China Jinxin upgraded its facility and equipment for producing DRI. However, the DRI production line did not pass local authority’s inspection due to the pollution control regulations in the area. China Jinxin entered an agreement with Jiangshu Rongxin Weiye New Material Co. Ltd (“Rongxin”) and Jiangsu Xinshi Huanyu Renewable Resources Technology Co., Ltd (“Xinshi Huanyu”) to use its DRI roasting production line in exchange for Rongxin’s burning-free brick production line, so China Jingxin could use its tailing sand and auxiliary material to produce DRI for sale to customers in Hebei province and Beijing.

A shareholder of the Company indicated she will continue to fund China Jinxin, although there is no written agreement in place and China Jinxin currently owes her $9.66 million. In addition, China Huaxin currently owes $24.94 million to three of the Company’s shareholders for constructing its DRI facility; one is the major lender of China Jinxin who lent $17.28 million to China Huaxin, and the other two are members of the Company’s management. In addition, China Huaxin borrowed $5.03 million from companies owned by its major shareholder. China Huaxin completed trial production and expected to commence commercial production in May 2015. However, as a result of environmental initiatives by national, provincial and local government authorities in China, in June 2015, China Huaxin began upgrading the DRI facilities by converting the existing coal-gas station systems to LNG station systems. The conversion to LNG systems will reduce pollutants and produce higher quality DRIs with less impurities. China Huaxin had completed the upgrading and resumed trial production at its upgraded DRI facilities; until, once again, ordered by the authorities to shut down and make further adjustments to its equipment which it is currently doing.

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

On January 23, 2014, the Company completed the acquisition of China Huaxin. Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their FVs with the excess recorded to goodwill. The Company recognized RMB 40.02 million ($6.54 million) of goodwill from the acquisition. At December 31, 2015, the Company reappraised the FV of China Huaxin by using the replacement cost method since China Huaxin did not start official production in 2015 due to upgrading its DRI facilities. As of September 30, 2018 and December 31, 2017, the Company evaluated and concluded the goodwill of China Huaxin was not impaired as a result of further improvements and adjustments to the equipment is under way.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company’s account in the Agriculture Bank of China, Zhuolu Branch of China Jinxin has been frozen for RMB 654,300 ($94,320) since October 2016 as a result of a civil judgement for accidental death in favor of a deceased employee (see Note 16). The Company’s bank account in the Bank of China, Cangzhou Bohai district Branch of China Huaxin, has been frozen for RMB 60,000 ($9,182) to ensure payment of civil judgements against the Company (see Note 17). Due to limited cash balances in its bank accounts, the Company recorded $10,598 and $9,382 as restricted cash as of September 30, 2018 and December 31, 2017, respectively. In addition, at September 30, 2018, bank account number ending #7368 of China Jinxin and bank account ending #3463 of China Huaxin were temporarily frozen due to alleged inappropriate financing in the name of China Jinxin and China Huanxin by a company that is owned by a member of the Company’s senior management. This case is currently in trial. Moreover, the bank account of Real Fortune became dormant due to lack of activity.

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had no bad debt allowances at September 30, 2018 and December 31, 2017.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its FV. FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2018 and December 31, 2017, there were $0.74 million and $0.78 million in impairments of its long-lived assets, respectively (See Note 6).

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about their merits or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At September 30, 2018 and December 31, 2017, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of September 30, 2018 and December 31, 2017, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the nine and three months ended September 30, 2018 and 2017 consisted of net loss and foreign currency translation adjustments.

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

3. INVENTORY

Inventory consisted of the following at September 30, 2018 and December 31, 2017:

	2018	2017
Material	$437,889	$460,783
Finished goods	20	21
Less: inventory impairment allowance	(2,278)	(2,399)
Total	$435,631	$458,405

4. MINING RIGHTS

The Company is currently negotiating with the Department of Land and Resources of Hebei Province and the local Zhuolu County government to obtain the rights to mine in Zhuolu County where one of its production facilities is located. Pending the final contract, the Company accrued the cost of mining rights based on the quantity of ore extracted (see Note 11). The Company used $0.68 (RMB 2.4 per ton) based on a royalty rate prescribed by the local authority based on the purity of ore in the subject mines. If the rate per ton of ore changes when the contract is finalized, the Company will account for the change prospectively as a change in an accounting estimate. The Company did not extract any ore in the nine and three months ended September 30, 2018 and 2017, and accordingly did not accrue the cost of mining rights for the nine and there months ended September 30, 2018 and 2017.

5. VALUE-ADDED TAX RECEIVABLE

At September 30, 2018 and December 31, 2017, the Company had VAT receivable of $2,680,259 and $2,821,906, respectively. It was the VAT paid on purchases, and it can be carried forward indefinitely for offsetting against future VAT payable.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2018 and December 31, 2017:

	2018	2017
Building	$20,572,424	$21,658,630
Production equipment	15,041,127	15,789,963
Transportation equipment	1,180,035	1,242,340
Office equipment	253,616	267,008
Total	37,047,202	38,957,941
Less: Accumulated depreciation	(16,208,000)	(15,070,704)
Less: Impairment allowance	(739,195)	(778,224)
Net	$20,100,007	$23,109,013

Depreciation for the nine months ended September 30, 2018 and 2017 was $1,974,613 and $2,075,372, respectively. Depreciation for the three months ended September 30, 2018 and 2017 was $663,450 and $714,771, respectively.

7. RELATED PARTIES TRANSACTIONS

Advances from related parties (no interest)

At September 30, 2018 and December 31, 2017, China Jinxin owed one of its shareholders $9,659,941 and $10,169,978, respectively, for the purchase of equipment used in construction in progress and for working capital needs. This advance will not bear interest prior to the commencement of the Company’s production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank’s annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of commencement of production at the Zhuolu Mine. China Jinxin had not commenced production as of September 30, 2018. At September 30, 2018, China Jinxin owed two related companies an aggregate of $196,505, which advances bear no interest and are payable upon demand.

At September 30, 2018, China Huaxin owed three shareholders, two of whom are also the Company’s management, $18.01 million used to construct its DRI facility, which advance bears no interest. China Huaxin also borrowed $5.03 million from certain companies owned by its major shareholder, which bear no interest and is payable upon demand. At December 31, 2017, China Huaxin owed three shareholders, two of whom are members of the Company’s management, $18.63 million used to construct its DRI facility. China Huaxin also borrowed $5.30 million from certain companies owned by its major shareholder, which bore no interest and is payable upon demand.

At September 30, 2018 and December 31, 2017, Real Fortune HK owed one shareholder $1.20 million for advances to meet operating needs. This advance bears no interest and is payable upon demand.

At September 30, 2018, the Company’s senior officer in US paid $30,000 for the Company’s certain expenses.

Below is the summary of advances from related parties at September 30, 2018 and December 31, 2017.

	2018	2017
Advance from shareholders (including shareholders who is also management)	$29,070,608	$30,116,508
Advance from an US officer	30,000	-
Advance from related party companies	5,029,904	5,295,476
Total	34,130,512	35,411,984
Less: Advance to related parties’ companies	(4,335)	(4,563)
Advance from related parties, net	$34,126,177	$35,407,421

Notes payable to related parties (with interest)

As of September 30, 2018, China Huaxin has notes payable to two related parties of $6,933,946, (one of the related parties is also the Company’s CEO and shareholder, who also advanced $731,842 to China Huaxin without interest), for constructing its DRI facility, these notes bear interest of 10% and are payable upon demand. At September 30, 2018, China Huaxin also owed one related party who is the brother of the Company’s major shareholder $72,683, this loan bears interest of 10% and is payable upon demand.

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

Intangible assets consisted of the following at September 30, 2018 and December 31, 2017:

	2018	2017
Land use rights	$3,680,754	$3,875,094
Less: Accumulated amortization	(808,757)	(775,905)
Net	$2,871,997	$3,099,189

Amortization of intangible assets for the nine months ended September 30, 2018 and 2017 was $75,722 and $71,863, respectively. Amortization of intangible assets for the three months ended September 30, 2018 and 2017 was $24,100 and $32,998, respectively. Annual amortization for the next five years from October 1, 2018, is expected to be $95,685 each year.

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

10. NOTES PAYABLE

As of September 30, 2018 and December 31, 2017, notes payable to five unrelated individuals was $2,552,404 and $2,687,169, respectively, as shown in the table below. These notes bore interest of 10% and are due six months after the commencement of China Huaxin’s official production.

	2018	2017
A	$1,308,292	$1,377,368
B	581,463	612,164
C	290,731	306,082
D	290,731	306,082
E	81,187	85,473
Total	$2,552,404	$2,687,169

11. ACCRUED LIABILITIES AND OTHER PAYABLES

CURRENT

Accrued liabilities and other payables consisted of the following at September 30, 2018 and December 31, 2017:

	2018	2017
Accrued payroll	$258,226	$225,118
Accrued mining rights (see note 4)	64,307	67,703
Accrued interest	6,430,136	5,991,774
Due to unrelated parties	3,633,154	3,824,981
Payable for social insurance	57,764	56,673
Payable for construction	96,517	101,613
Payable for loss from litigation (see Note 16)	1,969,897	1,867,203
Other	36,678	115,612
Total	$12,546,679	$12,250,677

As of September 30, 2018 and December 31, 2017, the $3,633,154 and $3,824,981, respectively, due to unrelated parties were short-term advances from unrelated companies or individuals for the Company’s construction and working capital needs. The short-term advances bore no interest, and are payable upon demand.

The Company had payables from litigation of $1.97 million and $1.87 million as of September 30, 2018 and December 31, 2017, respectively. These payables are the result of judgements from 2012 through 2017 in lawsuits brought against China Huaxin (see Note 16).

NONCURRENT

Under local environmental regulations, the Company is obligated at the end of a mine’s useful life to restore and rehabilitate the land used in its mining operations. The Company estimates it would cost $560,000 (RMB 3.5 million) to restore the entire Zhuolu mine after extracting all the economical ore.

The Company accrued certain mine restoration expenses based on the actual production volume during the period it extracted ore from the Zhuolu Mine. As of September 30, 2018 and December 31, 2017, the long term accrued mine restoration cost was $11,899 and $12,527, respectively.

12. LONG TERM LOAN

At September 30, 2018 and December 31, 2017, China Jinxin had a long-term bank loan of $188,975 and $198,954, respectively. This loan has a three-year term from December 5, 2017 to December 4, 2020, and bears monthly interest of 0.9104%. China Jinxin pledged six ball grinders as collateral for the loan.

13. PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012. During 2011, the Company paid $2.86 million (RMB 18.0 million). During 2012, the Company made no payment on this payable. On March 20, 2013, the Company amended the payment terms and agreed to pay the remaining balance of $902,098 (RMB 5,500,000) on December 31, 2014. Based on the amended agreement, if the Company paid in full by December 31, 2014, no interest would be charged. The Company agreed that if it defaulted it would pay interest starting on January 1, 2015 based on the current bank interest rate for the remaining balance at that time. Starting from January 1, 2015, the Company agreed to pay interest based on the current bank interest rate of 5.35% for the outstanding balance at December 31, 2014. As of September 30, 2018 and December 31, 2017, the Company has $799,512 and $841,725 of payable to contractors, respectively.

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

14. STOCKHOLDERS’ DEFICIT

Shares issued to consulting firm (prepaid expense)

On November 15, 2016, the Company entered into a consulting agreement with a consulting firm. The Company issued 3,000,000 shares of the Company’s common stock to the firm for 24 months of consulting services including financial analysis, business plan advisory services, due diligence assistance for financing and IR services. The shares were issued in January 2017; and the FV was $1,050,000, which was recorded as prepaid expense; the FV was calculated based on the stock price of $0.35 per share on November 15, 2016, and amortized over the service term. At September 30, 2018, the Company had prepaid expense of $65,625. During the nine and three months ended September 30, 2018, the Company amortized $393,750 and $131,250 as stock compensation expense, respectively. During the nine and three months ended September 30, 2017, the Company amortized $393,750 and $131,250 as stock compensation expense, respectively. In addition to the 3,000,000 shares, the Company also agreed to pay the consultant $4,000 cash per month on or before the 5th day of each calendar month.

15. INCOME TAXES

The Company’s operating subsidiary is governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The following table reconciles the statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2018 and 2017:

	2018	2017
US statutory rates (benefit)	(21.0)%	(34.0)%
Tax rate difference	(3.4)%	9.1%
Valuation allowance on NOL	24.4%	24.9%
Tax per financial statements	(0.0)%	(0.0)%

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended September 30, 2018 and 2017:

	2018	2017
US statutory rates (benefit)	(21.0)%	(34.0)%
Tax rate difference	(28.9)%	9.1%
Valuation allowance on NOL	49.7%	25.0%
Tax per financial statements	(0.2)%	0.1%

The income tax for the nine months ended September 30, 2018 and 2017, consisted of the following:

	2018	2017
Income tax expense – current	$9	$2,048
Income tax (benefit) – deferred	(428)	(1,600)
Total income tax (benefit) expense	$(419)	$(448)

The income tax for the three months ended September 30, 2018 and 2017, consisted of the following:

	2018	2017
Income tax (benefit) expense — current	$(3,199)	$1,152
Income tax expense — deferred	1,171	643
Total income tax (benefit) expense	$(2,028)	$1,795

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

As of September 30, 2018 and December 31, 2017, litigation payables were $1,969,897 and $1,867,203, respectively, and recorded as other payables in the consolidated balance sheets (Note 11).

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

19. RESTATEMENT

The CFS for the nine and three months ended September 30, 2017 were restated to reflect interest expense of $118,913 and $33,298 for the nine and three months ending September 30, 2017, respectively, accrued from lawsuits against China Huaxin decided in 2016 for $959,739 and years prior to 2016 for $736,476; and reclassification of 1) notes payable (unrelated party) from other payables for $2,645,588, and 2) reclassification of notes payable (related party) from advance from related parties for $7,262,427, and 3) reclassification of accounts payable (related party) from advance from related parties for $2,013,262. In addition, restricted cash and restricted cash equivalents of $9,106 were reclassified from operating activities to be included with cash and cash equivalents in the statement of consolidated cash flows for the nine months ended September 30, 2017.

The following table presents the effects of the restatement on the accompanying consolidated balance sheet at September 30, 2017:

Consolidated Balance Sheet	As Previously Reported	Restated	Net Adjustment
Accounts payable –related party	$-	$2,013,262	$2,013,262
Accrued liabilities and other payables	12,538,266	11,696,857	(841,409)
Notes payable	-	2,645,588	2,645,588
Notes payable - related parties	-	7,262,427	7,262,427
Advance from related parties	42,561,453	33,285,765	(9,275,688)
Total liabilities	59,706,876	61,511,056	1,804,180
Accumulated other comprehensive income	1,085,256	1,008,359	(76,897)
Accumulated deficit	(25,944,302)	(27,671,585)	(1,727,283)
Total stockholders’ deficit	$(16,238,079)	$(18,042,259)	$(1,804,180)

The following table presents the effects of the restatement on the accompanying consolidated statement of income and comprehensive income for the nine months ended September 30, 2017:

Consolidated Statement of Operations and Comprehensive Loss	As Previously Reported	Restated	Net Adjustment
Other expenses	$(144,175)	$(263,088)	$(118,913)
Total non-operating expense, net	$(906,551)	$(1,025,464)	$(118,913)
Loss before income taxes	$(3,954,084)	$(4,072,997)	$(118,913)
Net loss	$(3,953,636)	$(4,072,549)	$(118,913)
Foreign currency translation loss	$(656,362)	$(733,259)	$(76,897)
Comprehensive loss	$(4,609,998)	$(4,805,808)	$(195,810)

The following table presents the effects of the restatement on the accompanying consolidated statement of income and comprehensive income for the three months ended September 30, 2017:

Consolidated Statement of Operations and Comprehensive Loss	As Previously Reported		Restated	Net Adjustment
Other expenses	$	(-)	$(33,298)	$(33,298)
Total non-operating expense, net		$(256,704)	$(290,002)	$(33,298)
Loss before income taxes		$(1,279,271)	$(1,312,569)	$(33,298)
Net loss		$(1,281,066)	$(1,314,364)	$(33,298)
Foreign currency translation loss		$(335,324)	$(372,415)	$(37,091)
Comprehensive loss		$(1,616,390)	$(1,686,779)	$(70,389)

The following table presents the effects of the restatement on the accompanying consolidated statement of cash flows for the nine months ended September 30, 2017:

	As Previously Reported	Restated	Net Adjustment
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,953,636)	$(4,072,549)	$(118,913)
Restricted cash	86,456	-	(86,456)
Accrued liabilities and other payables	762,622	881,535	118,913
Net cash used in operating activities	(629,143)	(715,599)	(86,456)
Effect of exchange rate change on cash & equivalents	3,448	4,689	1,241
Net increase (decrease) in cash & equivalents and restricted cash	(8,145)	(93,359)	(85,214)
Cash & equivalents & restricted cash, beginning of period	86,519	180,839	94,320
Cash and equivalents, end of period	78,374	87,480	9,106

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our 2017 Form 10-K, that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

Sales for the nine and three months ended September 30, 2018 were $0. Sales for the nine and three months ended September 30, 2017 were $590,421, due to the trading of coal product by DeWeiSi.

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

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

	2018	% of Sales	2017	% of Sales	Dollar Increase / Decrease	Percentage Increase / Decrease
Sales	$-	-%	$590,421	-%	$(590,421)	(100)%
Cost of goods sold		-%	586,011	99%	(586,011)	(100)%
Gross profit (loss)	-	-%	4,410	1%	4,410	(100)%
Operating expenses	960,911	-%	1,026,977	174%	(66,066)	(6)%
Loss from operations	(960,911)	-%	(1,022,567)	(173)%	61,656	(6)%
Other expense, net	(290,696)	-%	(290,002)	(49)%	(694)	0.2%
Loss before income taxes	(1,251,607)	-%	(1,312,569)	(222)%	60,962	(5)%
Income tax expense (benefit)	(2,028)	-%	1,795	(0.3)%	(3,823)	(213)%
Net loss	$(1,249,579)	-%	$(1,314,364)	(223)%	$64,785	(5)%

Sales

Sales for the three months ended September 30, 2018 and 2017 were $0 and $590,421, respectively. The sales of $590,421 were from DeWeiSi, which did some trading of coal during the three months ended September 30, 2017.

Cost of Goods Sold

Cost of goods (“COGS”) sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore, iron ore concentrate and DRI.

COGS for the three months ended September 30, 2018 and 2017 was $0 and $586,011, respectively.

Gross Profit (loss)

The gross profit for the three months ended September 30, 2018 and 2017 was $0 and $4,410, respectively.

Operating Expenses

Operating expenses consist mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities, and audit and legal expenses.

Operating expenses were $960,911 for the three months ended September 30, 2018, compared to $1,026,977 for 2017, a decrease of $66,066 or 6%, mainly resulting from management’s effort on expense control, and the absence of sales during the quarter ended September 30, 2018.

Other Expenses

Other expenses were $290,696 for the three months ended September 30, 2018, compared to $290,002 for 2017. The $694 or 0.2% slight increase in other expenses was mainly due to the increase in interest expense by $1,815 which was partly offset by decreases in other miscellaneous expenses of $1,121.

Net Loss

We had a net loss of $1,249,579 for the three months ended September 30, 2018, compared to net loss of $1,314,364 for the three months ended September 30, 2017. The decrease in our net loss resulted from the decrease in operating expenses of $66,066.

Comparison of the nine months ended September 30, 2018 and 2017

	2018	% of Sales	2017	% of Sales	Dollar Increase / Decrease	Percentage Increase / Decrease
Sales	$-	-%	$590,421	-%	$(590,421)	(100)%
Cost of goods sold		-%	586,011	99%	(586,011)	(100)%
Gross profit (loss)	-	-%	4,410	1%	(4,410)	(100)%
Operating expenses	2,935,418	-%	3,051,943	517%	(116,525)	(4)%
Loss from operations	(2,935,418)	-%	(3,047,533)	(516)%	112,115	(4)%
Other expense, net	(907,238)	-%	(1,025,464)	(174)%	118,226	(12)%
Loss before income taxes	(3,842,656)	-%	(4,072,997)	(690)%	230,341	(6)%
Income tax expense (benefit)	(419)	-%	(448)	(0.1)%	29	(6)%
Net loss	$(3,842,237)	-%	$(4,072,549)	(690)%	$230,312	(6)%

Sales

Sales for the nine months ended September 30, 2018 and 2017 were $0 and $590,421, respectively. The sales of $590,421 were from DeWeiSi, which did some trading of coal during the nine months ended September 30, 2017.

Cost of Goods Sold

Cost of goods (“COGS”) sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore, iron ore concentrate and DRI.

COGS for the nine months ended September 30, 2018 and 2017 was $0 and $586,011, respectively.

Gross Profit (loss)

The gross profit for the nine months ended September 30, 2018 and 2017 was $0 and $4,410, respectively.

Operating Expenses

Operating expenses consist mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities, and audit and legal expenses.

Operating expenses were $2,935,418 for the nine months ended September 30, 2018, compared to $3,051,943 for 2017, a slight decrease of $116,525 or (4)%, mainly resulting from management’s effort on expense control, and the absence of sales during the nine months ended September 30, 2018.

Other Expenses

Other expenses were $907,238 for the nine months ended September 30, 2018, compared to $1,025,464 for the same period of 2017. The $118,226 or (12)% decrease in other expenses was mainly due to the decrease in other miscellaneous expenses of $160,459, which was partly offset by an increase in interest expense by $42,211.

Net Loss

We had a net loss of $3,842,237 for the nine months ended September 30, 2018, compared to a net loss of $4,072,549 for the nine months ended September 30, 2017. The decrease in our net loss resulted from a decrease in other expenses of $118,226, and decreased operating expenses of $116,525.

Liquidity and Capital Resources

Our ability to generate cash from operations depends upon our ability to obtain iron ore and iron sands to process and to maintain the permits necessary to process such ore at our current facilities, neither of which is assured. The steel industry in China is significant to the Chinese economy and the government exercises a great deal of control over the production of iron ore and steel. In recent years the government has repeatedly caused iron producers to upgrade their facilities which has interfered with our ability to generate sales. If we cannot obtain iron ore and iron sands to process or are no longer able to process ore and sands, we would be dependent upon cash infusions from our current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain our facilities until we can resume operations. One shareholder has indicated she will continue to fund China Jinxin, although there is no written agreement in place and China Jinxin currently owes her $9.66 million. In addition, China Huaxin currently owes $24.94 million on outstanding borrowings advanced by three of our shareholders (one of whom is the individual who funded China Jinxin and who is currently owed $17.28, another of whom is our CEO and who is currently owed $2.05 million, and the third of whom is a shareholder and senior officer who is currently owed $5.61 million). Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds may have a severe negative impact on our ability to become a viable company.

Other than current construction in progress and a change in China Jinxin’s production line to baking-free bricks, which will be funded by one of our shareholders, we do not anticipate significant cash expenditures in the immediate future on our current production facilities. Nevertheless, we may require working capital once we resume production at our facilities. Certain of our shareholders have verbally agreed to continue to provide cash to satisfy our working capital needs. However, in the future, we intend to continue the expansion of operations by acquiring new production facilities and mines. The acquisitions will be paid for with cash or our equity securities, or combinations of both. Failure to obtain such financing could have a material adverse effect on our business expansion. The issuance and sale our equity securities would dilute the interest of our current shareholders. Further, there is no guarantee of the terms on which such an issuance would occur, if at all, or whether such terms would be favorable to our current shareholders.

As of September 30, 2018, cash and equivalents and restricted cash were $31,611, compared to $34,175 as of December 31, 2017. The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2018 and 2017, respectively.

	2018	2017
Net cash used in operating activities	$(485,282)	$(715,599)
Net cash used in investing activities	$-	$(6,099)
Net cash provided by financing activities	$484,293	$623,650

Net cash used in operating activities

Net cash used in operating activities was $485,282 for the nine months ended September 30, 2018, compared to $715,599 in 2017. The decrease of cash outflow from operating activities for the nine months ended September 30, 2018 was principally attributable to the decrease in cash advanced to suppliers of $521,938, a decrease of $230,312 in our net loss and an increase in accrued liabilities and other payables of $49,843, which was partly offset by a decrease in unearned revenue of $560,989.

Net cash used in investing activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2018, compared to $6,009 for 2017. In the nine months ended September 30, 2017, cash used to acquire fixed assets.

Net cash provided by financing activities

Net cash provided by financing activities was $484,293 for the nine months ended September 30, 2018, compared to net cash provided by financing activities of $623,650 in 2017. The net cash provided by financing activities in the nine months ended September 30, 2018 and 2017 were advances from related parties.

At September 30, 2018, we had a working capital deficit of $53.09 million, a decrease of $0.95 million from the working capital deficit at December 31, 2017 of $54.04 million.

As of September 30, 2018, China Jinxin had borrowed $9.66 million from one of its shareholders for working capital and production facility construction needs. The loan of $9.66 million will not bear interest prior to the commencement of production pursuant to an amended loan agreement of January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank’s annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine. China Huaxin has outstanding borrowings of $24.94 million from three shareholders; of which $7.00 million bears interest of 10% with a due date of the sixth month anniversary of the date of commencement of official production. The remaining debt bears no interest, and is payable upon demand. In addition, China Huaxin owes $5.03 million on outstanding loans from certain companies owned by its major shareholder, which bear no interest and are payable upon demand.

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

The following table summarizes our contractual obligations as of September 30, 2018, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$799,512	$799,512	$—	$—	$—
Loan payable to related party with 10% annual interest	7,006,629	7,006,629	—	—	—
Notes payable to unrelated party with 10% annual interest rate	2,552,404	2,552,404	—	—	—
Total	$10,358,545	$10,358,545	$—	$—	$—

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

Going Concern

We incurred net losses of $3.84 million and $1.25 million for the nine and three months ended September 30, 2018, respectively. We also had a working capital deficit of $53.09 million as of September 30, 2018. In addition, we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. These conditions raise substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and the Company currently owes $9.66 million to the shareholder. In addition, China Huaxin currently owes $24.94 million on outstanding borrowings advanced by three shareholders, and $5.03 million on existing outstanding advances made by certain companies owned by its major shareholder. Despite such commitments, there is no assurance that adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

We have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on such evaluation, we have concluded that at September 30, 2018 such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

We are intending to designate individuals responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls can operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we will need to take additional steps to ensure that our financial statements are in accordance with US GAAP.

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described under the heading “Risk Factors” in Item 1A. of our Annual Report on the 2017 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 2 of Part I of this report and our consolidated financial statements and related notes included in Item 1 of Part I of this report. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the SEC.

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

ADAMANT DRI PROCESSING AND MINERALS GROUP

Dated: November 15, 2018	By:	/s/ Ethan Chuang
Ethan Chuang
Chief Executive Officer and Chief Financial Officer

