Form 10-K
period 2018-12-31
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2019-04-16
CIK 1171008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

Commission File Number: 000-49729

Adamant DRI Processing and Minerals Group

(Exact name of registrant as specified in its charter)

Nevada	61-1745150
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

13B-1 South Garden Fengye Building, Southeast of Nanshan Street, Nanshan District

Shenzhen, Peoples’ Republic of China

(Address of principal executive offices)

Chunshugou Luanzhuang Village, Zhuolu County

Zhangjiakou, Hebei Province, China, 075600

(Former address of principal executive offices) (Zip code)

(714) 858-1197

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Accelerated filer [ ] Smaller reporting company [X]

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

As of June 30, 2018, the number of outstanding shares of the registrant’s common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 23,669,560. However, since there was no trading market for the common stock as of that date, it is impracticable to ascertain the aggregate market value of those shares as of that date.

As of April 11, 2019, we had outstanding 18,978,902 shares of common stock.

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

We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenue, have more than $700 million in market value of our shares of common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

The JOBS Act permits an “emerging growth company” like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

PART I

Item 1	Business.

Our operations during 2018 consisted of (i) our former DRI production and mining business, which business was without operations during the fiscal year and was disposed of on December 22, 2018, and (ii) through our newly acquired variable interest entity, Shenzhen Dingshang Technology Co., Ltd. (“Shenzhen Technology Company”), the provision of a complete set of intelligent digital implementation plans for exhibition center display projects and display booths, and the complimentary provision of innovative model designs for different exhibition centers and real estate.

Provision of Intelligent Digital Exhibition and Marketing Designs

Shenzhen Technology Company was founded December 24, 2009, with registered capital of RMB 1 million. Shenzhen Technology Company is dedicated to the provision of a complete set of intelligent digital implementation plans for exhibition center display projects and display booths, and the provision of innovative model designs for different exhibition centers and real estate. Shenzhen Technology Company is located at 13B-1 South Garden Fengye Building, Southeast of Nanshan Street, in Nanshan District, Shenzhen, Peoples’ Republic of China (PRC).

We operate Shenzhen Technology Company as a variable interest entity through a series of contractual agreements, which gives us effective control of the management and operations of Shenzhen Technology Company (the “VIE Agreements”). As compensation for its services we are entitled to receive each month an amount equal to the pre-tax profits of Shenzhen Technology Company. Through the VIE Agreements, we are irrevocably given the right to control the operations of Shenzhen Technology Company and to exercise the rights of its shareholders and Board of Directors (“BOD”). The rights we were granted include the right to make all decisions implicating the operational management, financial management, capital management, asset management, human resource management and daily operations of Shenzhen Technology Company. Pursuant to the VIE Agreements, we also assume all the operational risks associated with Shenzhen Technology Company and are responsible for any loss incurred by Shenzhen Technology Company. For a more detailed description of the VIE Agreements, see “Item 13. Certain Relationships and Related Transactions, And Director Independence – Transactions with Related Persons –VIE Agreements.”

Former DRI Processing and Mining Operations

During 2018 we abandoned our previously intended business operations with respect to the production and sale of direct reduced iron (“DRI”) feed stock for companies engaged in the steel industry in the People’s Republic of China (“PRC”). We were never able to achieve commercial production of DRI at either of our plants and, as described below, on December 22, 2018 we terminated our interests in China Huaxin and China Jinxin, together with our interest in any of their underlying assets, including the DRI production line and facilities. China Jinxin had an iron ore concentrate production line with an annual capacity of 300,000 tons, together with associated plant and office buildings in Zhangjiakou, Hebei Province, and China Huaxin owned a DRI iron ore production facility (“DRI Facility”) in Haixing County, Hebei Province. As a result of various clean initiatives of different governmental agencies in China having jurisdiction over the production facilities of China Jinxin and the DRI Facility and our inability to obtain more than a temporary permit to operate the facilities, we had been unable to maintain full scale production at the facilities for any significant length of time.

On December 22, 2018, we entered into a Termination Agreement with certain of our subsidiaries and 16 of our shareholders holding in the aggregate 53,782,198 shares of our common stock (the “Exiting Shareholders”), pursuant to which we terminated the series of agreements known as variable interest entity (VIE) agreements ending our contractual VIE arrangement with China Jinxin under which we were to receive the economic benefits of the operations of China Jinxin. As a result of the consummation of the Exchange Agreement, we no longer have an interest in China Huaxin or any of its assets and liabilities, including the DRI Facility.

On December 22, 2018, we also entered into an Exchange Agreement with certain of our subsidiaries and the Exiting Shareholders, pursuant to which we transferred all of the outstanding shares of our subsidiary, China Huaxin, to the Exiting Stockholders in exchange for 48,403,969 shares of our common stock. As a result of the termination of the VIE Agreements, control of China Jinxin reverted to the Existing Shareholders and we no longer have any influence over the operations of China Jinxin or any interest in its assets or the results of its operations. Consequently, we are no longer engaged in the iron ore processing or DRI production business.

Corporate Information

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

As a result of the acquisition of Target and UHF, we became owner of all of the issued and outstanding capital stock of Real Fortune BVI, which in turn owns all of the issued and outstanding capital stock of Real Fortune Holdings Limited, a Hong Kong limited company (“Real Fortune HK”), which in turn prior to its sale in December 2018, owned all of the issued and outstanding capital stock of Zhangjiakou Tongda Mining Technologies Service Co., Ltd. (“China Tongda”), a Chinese limited company.

On December 10, 2018, we entered into the VIE Agreements with Shenzhen Technology Company and its sole shareholder pursuant to which we assumed contractual control and administration of the financial affairs and operations of Shenzhen Technology Company.

Our principal office is located at 13B-1 South Garden Fengye Building, Southeast of Nanshan Street, in Nanshan District, Shenzhen, Peoples’ Republic of China.

Adamant DRI Processing and Minerals Group
(The Company)
100%
Contractual Agreements
China Real Fortune Mining Limited
(Real Fortune BVI)
Shenzhen Dingshang Technology Co., Ltd
(Shenzhen Technology Company)
100%
Real Fortune Holdings Limited
(Real Fortune HK)
100%
ZhangJiaKou TongDa Technologies Service Co., Ltd
(China Tongda)

Possible Acquisition of Additional Businesses

Prior to leaving the iron ore and DRI industries, we acquired an entity engaged in the design and construction of display booths and other visual projects for exhibition centers and real estate. We intend to seek, investigate and, if such investigation warrants, engage in a business combination, which may take the form of a “reverse merger” or acquisition with a private entity whose business presents an opportunity for us to expand our operations for the benefit of our stockholders. Our objectives discussed below are extremely general and are not intended to restrict our discretion. This discussion of the proposed business is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

We have not yet entered into any definitive agreement, nor do we have any binding commitment or understanding to enter into or become engaged in a transaction.

We are not restricting our search for business combination candidates to any particular industry or geographical territory, and will not restrict our potential candidate target companies to any specific business, industry or geographical location, though it is likely we will focus our efforts on businesses in the PRC, and, thus, may acquire any type of business. Further, we may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

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

A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity’s management and personnel, assets, the anticipated acceptability of products or marketing concepts, the merit of a proposed business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

Competition

We are an insignificant competitor in the market for intelligent digital exhibition center display projects and display booths, and the complimentary provision of innovative model designs for different exhibition centers and real estate.

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

Employees

We presently have seven employees engaged in the design and production of intelligent digital displays and display booths.

Government Regulation

Our digital display business is subject to the kinds of governmental regulations common to all independent enterprises which rely upon individuals to market, design and distribute digital displays, including relevant labor laws, truth in advertising and the quality and safety of construction materials, in particular, electronic devices.

In addition, because our business is situated within the PRC, our operations are subject to regulations imposed by both the PRC and local governments. These include:

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

We believed we were materially compliant with all applicable labor and safety laws and regulations in the PRC, including the PRC Labor Contract Law (“LCL”), the PRC Unemployment Insurance Law, the PRC Provisional Insurance Measures for Maternity of Employees, PRC Interim Provisions on Registration of Social Insurance, PRC Interim Regulation on the Collection and Payment of Social Insurance Premiums and other related regulations, rules and provisions issued by the relevant governmental authorities for our operations in the PRC. According to the PRC LCL, we are required to enter into labor contracts with our employees and to pay them no less than the local minimum wage.

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

We acquired Shenzhen Technology Company through a series of VIE agreements on December 10, 2018. Shenzhen Technology Company operated at essentially a break-even level for 2017 and 2018 with its revenues decreasing by $245,817 to $152,757 in 2018 compared with 2017, mainly due to the slowdown in the growth of the real estate industry in China. In addition, our cash on hand as of December 31, 2018, was $34,389. It is not likely that the operations of Shenzhen Technology Company will increase sufficiently in the immediate future to support the expenses associated with being a public company. In addition, we had a net equity deficit of $9.59 million for the year ended December 31, 2018. These conditions raise a substantial doubt as to whether we can continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have no specific plans, understandings or agreements with respect to the raising of such funds as may be necessary to support our operations and we may seek to raise the required capital by the issuance of equity or debt securities or by other means, which would likely dilute the interests of our current shareholders.

We expect losses in the future because we have limited revenue.

As we have limited current revenue, we are expecting losses over the next 12 months because we do not yet have adequate revenues to offset the expenses associated with operating our public company. We cannot guarantee that we will ever be successful in generating significant revenues in the future. We recognize that if we are unable to generate significant revenues, we will not be able to earn profits or continue operations. Given our recent change in operations, there is no history upon which to base any assumption as to the likelihood that we will prove successful.

If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

We have limited revenues and limited cash on hand. The report of our independent registered public accountants on our financial statements for the year ended December 31, 2018 states that these conditions, among others, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our continued operations, which is dependent in turn upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations.

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

We are dependent on the services of Ethan Chuang, our President and sole director, to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities. The loss of the services of Mr. Chuang could have a substantial adverse effect on us.

Our ability to acquire an operating business will be largely contingent on our ability to retain Ethan Chuang. Our President and sole director, upon whom we will rely to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition candidates and to attract and retain a highly qualified corporate and operations level management team. The loss of the services of Mr. Chuang could have a substantial adverse effect on us.

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

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

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

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, as a result, current and potential stockholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. Compliance with Section 404 requires that we strengthen, assess and test our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Markets, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

Our business is subject to extensive regulations and affected by government policies in the PRC.

We are subject to extensive national, provincial and local government regulations, policies and controls in the PRC that govern many aspects of our industry, including the following:

The liabilities, costs, obligations and requirements associated with these laws and regulations may be significant and may delay or interrupt our business operations. Failure to comply with the relevant laws and regulations in our business may result in penalties or suspension of our operations. Additionally, we cannot assure you that the relevant government agencies will not alter these laws or regulations or impose additional or more stringent laws or regulations. Compliance with new laws or regulations may require us to incur significant costs, capital expenditures or other obligations and secure new sources of financing. More stringent laws or regulations may also restrict our business operations. The cost of compliance with regulations is and will continue to be substantial, and any increase in costs due to changes in laws or regulations or to our failure to comply may have a material adverse effect on our business, financial condition and results of operations.

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

Restrictions under PRC law on Shenzhen Technology Company’s ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Practically all of our revenues are anticipated to be earned by our VIE Shenzhen Technology Company. PRC regulations restrict the ability of Shenzhen Technology Company to make dividends and other payments to an offshore company. PRC legal restrictions permit payments of dividends only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Any limitations on the ability of Shenzhen Technology Company to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on currency conversion between Renminbi and foreign currencies and, in certain cases, the remittance of currency out of and into China. We receive all of our revenue in Renminbi, which is currently not a freely convertible currency. Under our current corporate structure, income of our Company will be primarily derived from dividend payments from Shenzhen Technology Company. Shortages in the availability of foreign currency may restrict the ability of Shenzhen Technology Company to remit sufficient foreign currency to pay dividends to us, or otherwise satisfy its foreign currency dominated obligations.

Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, in most cases, particularly payments of capital account items, approval from appropriate PRC governmental authorities is required where (i) Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of offshore bank loans denominated in foreign currencies, and (ii) any foreign currency is to be converted into Renminbi for investment in China. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. In addition, the “Notice of SAFE on Issues Relating to Foreign Exchange Control on Fund Raisings by Domestic Residents Through Offshore Special Purpose Vehicles and Round-trip Investments’’ (“Circular 75’’) promulgated by SAFE, which came into force on November 1, 2005, applies to our Company and the Controlling Shareholders. All of the Chinese beneficial owners of our shares have filed the application of foreign exchange registration for overseas investment with the local branch of SAFE but have not yet received the requisite approvals. However, they are required to file a modification to the foreign exchange registration for overseas investment in the event of any material capital changes, including, without limitation, (i) a subsequent equity financing for our Company outside of the PRC; (ii) a capital change in our Company; and (iii) any share transfer or share swap involving our Company in accordance with Circular 75. Payment of dividends, profits and other payments to our Company will not be permitted unless the aforesaid modification has been filed. If the foreign exchange control system prevents us from converting Renminbi into foreign currencies or vice versa, and obtaining sufficient Renminbi or foreign currency to satisfy our currency demands, our ability to transfer Renminbi to fund our business operations in China or to pay dividends in foreign currencies to our shareholders, including holders of our common shares, may be adversely affected.

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

We conduct substantially all of our business through our affiliate in the PRC. Our principal affiliate, Shenzhen Technology Company, is subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the US, and substantially all the assets of these persons are located outside the US. As a result, it could be difficult for investors to effect service of process in the US or to enforce a judgment obtained in the US against our Chinese operations, subsidiary and affiliate.

You may have difficulty enforcing judgments against us.

We are a Nevada holding company, but Real Fortune HK is a Hong Kong company, and our principal subsidiary and operating affiliate are located in the PRC. Most of our assets are located outside the US and most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the US. A substantial portion of the assets of these persons is located outside the US. As a result, it may be difficult for you to effect service of process within the US upon these persons. It may also be difficult for you to enforce in US courts judgments predicated on the civil liability provisions of the US federal securities laws against us and our officers and directors, most of whom are not residents in the US and the substantial majority of whose assets are located outside the US. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of US courts. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the US. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. It is uncertain whether a PRC court would enforce a judgment rendered by a court in the US.

Risks Relating to the VIE Agreements

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

We manage Shenzhen Technology Company pursuant to the rights we holds under the VIE Agreements. Almost all economic benefits and risks arising from Shenzhen Technology Company’s operations are transferred to us under these agreements.

There are risks involved with the operation of a business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable. If the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

●	imposing economic penalties;
●	discontinuing or restricting the operations of Shenzhen Technology Company;
●	imposing conditions or requirements in respect of the VIE Agreements with which Shenzhen Technology Company may not be able to comply;
●	requiring our company to restructure the relevant ownership structure or operations;
●	taking other regulatory or enforcement actions that could adversely affect our company’s business; and
●	revoking the business licenses and/or the licenses or certificates of Shenzhen Technology Company, and/or voiding the VIE Agreements.

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of Shenzhen Technology Company, which would have a material adverse impact on our business, financial condition and results of operations.

Our ability to manage and operate Shenzhen Technology Company under the VIE Agreements may not be as effective as direct ownership.

Our plans for future growth are based substantially on growing the operations of our subsidiaries in China. However, the VIE Agreements may not be as effective in providing us with control over Shenzhen Technology Company as direct ownership. Under the VIE Agreements, as a legal matter, if Shenzhen Technology Company fails to perform its obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC law, which we cannot be sure would be effective. Therefore, if we are unable to effectively control Shenzhen Technology Company, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

As the VIE Agreements are governed by PRC law, we would be required to rely on PRC law to enforce our rights and remedies under them; PRC law may not provide us with the same rights and remedies as are available in contractual disputes governed by the law of other jurisdictions.

The VIE Agreements are governed by the PRC law and provide for the resolution of disputes through arbitral proceedings pursuant to PRC law. If Shenzhen Technology Company or its shareholder fail to perform the obligations under the VIE Agreements, we would be required to resort to legal remedies available under PRC law, including seeking specific performance or injunctive relief, or claiming damages. We cannot be sure that such remedies would provide us with effective means of causing Shenzhen Technology Company to meet its obligations, or recovering any losses or damages as a result of non-performance. Further, the legal environment in China is not as developed as in other jurisdictions. Uncertainties in the application of various laws, rules, regulations or policies in PRC legal system could limit our liability to enforce the VIE Agreements and protect our interests.

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

If we exercise the purchase option we hold over Shenzhen Technology Company’s share capital pursuant to the VIE Agreements, the payment of the purchase price could materially and adversely affect our financial position.

Under the VIE Agreements, Shenzhen Technology Company’s sole shareholder has granted us an option for thirty years beginning from the effective date of the agreement (or longer if the term of the option is extended) or the maximum period of time permitted by law to purchase all of the equity interest in Shenzhen Technology Company at a price equal to the capital paid in by the transferors, adjusted pro rata for purchase of less than all of the equity interest, unless applicable PRC laws and regulations require an appraisal or stipulate other restrictions regarding the purchase price of the equity interest. As Shenzhen Technology Company is already our contractually controlled affiliate, our exercising of the option would not bring immediate benefits to us, and payment of the purchase prices could adversely affect our financial position.

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

An evaluation of our disclosure controls and internal controls over financial reporting by our Chief Executive and Financial Officer at December 31, 2018, concluded that such controls and procedures were not effective. Among other weaknesses, the lack of familiarity of our accounting staff with US GAAP constitutes a material weakness in our controls for financial reporting. We have taken steps to rectify this weakness, including hiring a US accounting firm to work with our management and accounting personnel. There is no assurance, however, that the steps taken to date will be sufficient to rectify this material weakness. In the event that we fail to remedy the weaknesses in our controls over financial reporting and adopt appropriate disclosure controls and procedures, our financial reporting may be deficient and we may fail to comply with the reporting requirements of the Exchange Act and other US securities laws, in which event, the market price of our common stock could decline if investors and others lose confidence in the reliability of our financial statements and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

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

Our Articles of Incorporation authorizes the issuance of 100 million shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Item 2	Properties.

We do not own any real property. Shenzhen Technology Company occupies a 1,000 sq. ft. facility located at 13B-1 South Garden Fengye Building, Southeast of Nanshan Street, in Nanshan District, Shenzhen, Peoples’ Republic of China for which it pays $2,000 per month pursuant to a lease which expires June 30, 2019. We expect that the lease will be renewed on substantially similar terms.

China Jinxin

Our former variable interest entity, China Jinxin, leased 15.80 hectares land located on the Zhuolu Mine, on which it built its production facilities and office buildings. This lease was confirmed by the local villagers’ committee and received the relevant approvals from the local township government, and provided for a twenty year lease expiring December 30, 2026. Total compensation was approximately RMB 5,000,000 ($0.75 million USD). Our interest in the leased premises ended when we terminated our contractual VIE arrangement with China Jinxin on December 22, 2018.

China Huaxin

Our former subsidiary, China Huaxin, owned the DRI Facility located in Haixing Qingxian Industrial Park, Cangzhou, Hebei Province PRC. The DRI Facility occupied a total area of 200,000 m2, including 60,000 m2 of land, a raw material storage area of 14,000 m2, with a 100,000 ton storage capacity, a workshop area of 4500 m2, a water storage pool of 4000m3 to supplement water supplies, and an office building of 2,400 m2. The DRI Facility was included in the assets transferred to the Existing Stockholders when we terminated our interest in China Huaxin pursuant to the Exchange Agreement on December 22, 2018.

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

Record Holders

On April 15, 2019, we had approximately 220 holders of record of our common stock.

Sales of Unregistered Equity Securities

On March 22, 2018, we issued 2,498,750 shares of our common stock to Wanli Liu, a non-U.S. Person (as defined in Rule 902(k) of Regulation S under the Securities Act), in an “off-shore transaction” exempt from the registration requirements of the Securities Act pursuant to Regulation S. The fair value of the shares was $49,975, calculated based on the stock price of $0.02 per share on March 22, 2018. The certificate representing the shares was endorsed with a restrictive legend in accordance with Regulation S.

On December 10, 2018, we issued 3,000,000 shares of our common stock to Ms. Jing Xie in consideration of her entry into, and causing Shenzhen Technology Company to enter into, a series of VIE Agreements. Pursuant to the VIE Agreements we have acquired operating control of Shenzhen Technology Company and the right to acquire all of its outstanding equity or assets for a price determined in accordance with a formula set forth in the VIE Agreements. The shares issued to Ms. Xie were issued pursuant to an exemption from the registration requirements of the Securities Act under Regulation S, and the certificate representing the shares was endorsed with the customary restricted legend in accordance with Regulation S.

We did not issue or sell any other unregistered equity securities during 2018.

Purchases of Our Equity Securities

On December 22, 2018, as part of the Exchange Agreement pursuant to which we disposed of our interest in our then subsidiary, China Huaxin, we cancelled an aggregate of 53,782,198 shares of our common stock held by the parties which acquired China Huaxin.

Neither we nor any of our affiliates purchased any other equity securities from our stockholders during the fourth quarter of the fiscal year ended December 31, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2018.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Prior to the sale of certain operations in December 2018, we produced Direct Reduced Iron (“DRI”) using advanced reduction rotary kiln technology with iron ore as the principal raw material. ‘Reduced Iron’ derives its name from the chemical change that iron ore undergoes when heated in a furnace at high temperatures in the presence of hydrocarbon-rich gasses. ‘Direct reduction’ refers to processes which reduce iron oxides to metallic iron below iron’s melting point.

We were seeking to profit by participating in various aspects of the Chinese steel making industry including the mining and processing of iron ore and other forms of iron, which can be used to produce iron concentrate, fines, pellets or sinter. To date we had been engaged in iron ore processing and the production of iron ore concentrate in the People’s Republic of China (“PRC”) through our variable interest entity (‘VIE’), China Jinxin, and through the production of DRI by our subsidiary, China Huaxin.

However, we were repeatedly frustrated in our attempts to operate our facilities by environmental initiatives undertaken by local and national governments in China which forced us to shut down our plants and upgrade them to comply with the newly enacted regulations. In addition, a down turn in the Chinese steel industry had a negative impact on our operations, as when the need for iron decreases state-owned enterprises tend to contract with other state owned enterprises to obtain supplies for reasons other than cost.

On December 22, 2018, we entered into an Exchange Agreement, whereby we transferred all of the outstanding shares of China Huaxin to the Exiting Stockholders in exchange for 48,403,969 shares of own common stock. As a result of the consummation of the Exchange Agreement, we no longer have an interest in China Huaxin or any of its assets and liabilities, including the DRI Facility.

On December 22, 2018, we entered into a Termination Agreement. Pursuant to the Termination Agreement, we terminated the series of VIE agreements, under which we, acting through China Tongda, controlled the operations of China Jinxin and were to receive the economic benefits of the operations of China Jinxin. As a result of the termination of the VIE Agreements, control of China Jinxin reverted to the Exiting Shareholders and we no longer have any influence over the operations of China Jinxin or any interest in its assets and liabilities or the results of its operations. In consideration for the termination of the VIE Agreements, we received 5,378,219 shares of our common stock.

On December 10, 2018, we entered into a series of VIE Agreements with Shenzhen Dingshang Technology and its sole shareholder, Ms. Jing Xie. Shenzhen Technology Company was founded December 24, 2009, with registered capital of RMB1 million ($0.15 million). Shenzhen Technology Company is dedicated to the provision of a complete set of intelligent digital implementation plans for exhibition center projects and display booths, and the provision of innovative model designs for different exhibition centers and real estate. We agreed to issue 3,000,000 shares of our common stock to Ms. Xie in consideration of her entry into, and causing Shenzhen Technology Company to enter into, a series of VIE Agreements. Pursuant to the VIE Agreements, we have acquired operating control of Shenzhen Technology Company and we are considered as the primary beneficiary of Shenzhen Technology Company.

Results of Operations

Comparison of the years ended December 31, 2018 and 2017

	2018	% of Sales	2017	% of Sales	Dollar Increase / Decrease	Percentage Increase / Decrease
Revenue	$48,749	100%	$1,006	100%	$47,743	4,746%
Cost of services provided	33,592	69%	-	-%	33,592	n/a %
Gross profit	15,157	31%	1,006	100%	14,151	1,407%
Operating expenses	585,217	1,200%	615,652	61,198%	(30,435)	(5)%
Loss from operations	(570,060)	(1,169)%	(614,646)	(61,098)%	44,586	(7)%
Total non-operating income, net	1,204,855	2,472%	27,066	2,690%	1,177,789	4,352%
Income (loss) before income taxes	634,795	1,302%	(587,580)	(58,408)%	1,222,375	(208)%
Income tax expense	9	0.02%	984	98%	(975)	(99)%
Income (loss) from continuing operations	634,786)	1,302%	(588,564)	(58,505)%	1,223,350	(208)%
Gain from disposal of subsidiaries	24,928,218	51,136%	-	-%	24,928,218	n/a %
Loss from operation of discontinued entities, net of tax	(4,307,938)	(8,837)%	(6,585,506)	(654,623)%	2,277,569	(35)%
Net income (loss)	$21,255,066	43,601%	$(7,174,070)	(713,128)%	$28,429,136	(396)%

Sales

Sales for the years ended December 31, 2018 and 2017 were $48,749 and $1,006, respectively. The sales for the year ended December 31, 2018 were $48,749, chiefly attributable to the revenue of Shenzhen Technology Company. Sales for the year ended December 31, 2017 were $1,006, attributed to income generated from the consulting service of China Tongda.

Cost of Services Provided

Cost of services consists primarily of labor cost of Shenzhen Technology Company for creating, designing, assembling, installing and setting up exhibition center projects and display booths.

Cost of services for the years ended December 31, 2018 and 2017 was $33,592 and $0, respectively.

Gross Profit

The gross profit for the years ended December 31, 2018 and 2017 was $15,157 and $1,006, respectively.

Operating Expenses

Operating expenses consist mainly of employee salaries, business meeting and promotional expenses, depreciation and amortization of items not associated with production, utilities and audit and legal expenses.

Operating expenses were $585,217 for the year ended December 31, 2018, compared to $615,652 for the year ended December 31, 2017, a decrease of $30,435 or 5%, primarily as a result of a decrease of our amortization of prepaid stock based compensation expense. Operating expenses included stock compensation expense to a consultant of $459,375 and $525,000 for 2018 and 2017, respectively.

Non-operating Income, Net

Non-operating income was $1,204,855 for the year ended December 31, 2018, compared to $27,066 for the year ended December 31, 2017. The $1,177,789 or 4352% increase in non-operating income was mainly due to the waiver of $1.20 million indebtedness then owing to an exiting shareholder.

Income (Loss) from Continuing Operations

Income from continuing operations was $634,786 for the year ended December 31, 2018, compared to loss from continuing operation of $588,564 for the year ended December 31, 2017. The $1,223,350 or 208% decrease in loss from continuing operations was mainly due to the waiver of the above described $1.20 million debt.

Gain from Disposal of Subsidiaries

Gain from disposal of subsidiaries was $24,928,218 for the year ended December 31, 2018, resulting from the disposal of China Huaxin and China Jinxin.

Loss from Operations of Discontinued Entities

Loss from operations of discontinued entities was $4,307,938 for the year ended December 31, 2018, compared to $6,585,506 for the year ended December 31, 2017. The decrease of $2,277,569 or 35% was mainly due to the loss from assets disposal and share exchange of China Jinxin of $1,957,975, which was occurred in 2017.

Net (Income) Loss

We had a net income of $21,255,066 for the year ended December 31, 2018, compared to net loss of $7,174,070 for the year ended December 31, 2017. The increase in our net income resulted from the gain from the sales of China Huaxin and China Jinxin as describe above.

In addition, we acquired Shenzhen Technology Company through a series of VIE Agreements on December 10, 2018, the stand alone operating results of Shenzhen Technology Company for the years ended December 31, 2018 and 2017 were as follows. Shenzhen Technology Company incurred decreased sales by $245,817 in 2018 comparing with 2017, which was mainly due to the slowdown of real estate industry in China.

	For the Years ended December 31,
	2018	2017
	(Unaudited)
Net sales	$152,757	$398,574

Operating expenses	$40,276	$114,402

Non-operating income (expenses)	$(4,143)	$173

Net income (loss)	$8,897	$(9,565)

Liquidity and Capital Resources

As of December 31, 2018, cash and equivalents and restricted cash were $34,389, compared to $34,175 as of December 31, 2017. At December 31, 2018, we had a working capital of $33,132. The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2018 and 2017, respectively.

	2018	2017
Net cash used in operating activities	$(471,907)	$(291,184)
Net cash provided by (used in) investing activities	$3,225	$(13,030)
Net cash provided by financing activities	$470,979	$151,591

Net cash used in operating activities

Net cash used in operating activities was $471,907 for the year ended December 31, 2018, compared to $291,184 for the year ended December 31, 2017. The increase of cash outflow from operating activities for the year ended December 31, 2018 was principally attributable to decreased cash inflow from inventory by $478,254, and decreased cash inflow from taxes payable by $81,808, which was partly offset by increased net income.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $3,225 for the year ended December 31, 2018, compared to net cash used in investing activities of $13,030 for the year ended December 31, 2017. In 2018, we gained $12,724 cash from our acquisition of Shenzhen Technology Company, and lost $9,499 cash upon our disposal of China Huaxin and China Jinxin. In the year ended December 31, 2017, $13,030 cash was used to acquire fixed assets.

Net cash provided by financing activities

Net cash provided by financing activities was $470,979 for the year ended December 31, 2018, compared to net cash provided by financing activities of $151,591 for the year ended December 31, 2017. The net cash provided by financing activities in 2018 and 2017 was advances from related parties.

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

Going Concern

We incurred net income of $21.26 million for the year ended December 31, 2018, resulting from the disposal of China Huaxin and China Jinxin. We acquired Shenzhen Technology Company through a VIE arrangement. However, we had stockholders’ deficit of $9.59 million as of December 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We are currently seeking additional potential assets, properties or businesses to acquire, in a business combination, by reorganization, merger or acquisition. The plan of operation for the next 12 months is to: (i) determine which industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) commence operations through funding a start-up enterprise and/or acquiring an existing business or entering into a business combination with a “going concern” engaged in any industry selected. The Company is unable to predict when and if it may actually participate in any specific business endeavor, and the Company will be unable to do so until it determines the particular industry in which the Company may conduct business operations.

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

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. We will adopt this new rule beginning with its financial reporting for the quarter ending March 31, 2019. Upon adoption, the Company will include its Consolidated Statements of Stockholders’ Equity with each quarterly filing on Form 10-Q.

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

Change of Principal Accountant

1. On July 3, 2018, we were advised by MJF & Associates (“MJF”), that it no longer wished to serve as and was terminating its relationship as our independent registered principal accounting firm. MJF has been our independent registered principal accounting firm since February 2, 2015 and issued a report on our financial statements for the years ended December 31, 2017 and 2016. MJF’s report on our financial statements for the fiscal years ended December 31, 2017 and 2016 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles except to indicate that there was substantial doubt about our ability to continue as a going concern.

2. During the years ended December 31, 2017 and 2016 and the subsequent interim periods through the date of MJF’s resignation, (i) we did not have any disagreements with MJF on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to MJF’s satisfaction, would have caused them to make reference thereto in their reports on our financial statements for such periods, and (ii) there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

3. We provided MJF with a copy of the disclosures in our Current report on Form 8-K reporting MJF’s resignation and requested that MJF furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the statements made therein. A copy of MJF’s letter dated September 28, 2018, was filed as Exhibit 16.1 to the Form 8-K.

On May 24, 2018, the board of directors of the Company concluded, based on the recommendation of management, that its consolidated financial statements for the year ended and as at December 31, 2016 (the “2016 Financial Statements”) included in its annual report on Form 10-K for the year ended December 31, 2016, need to be restated as described below.

During the preparation of our December 31, 2017 consolidated financial statements, we discovered that certain expenses related to lawsuits against Haixing Huaxin Mining Industry Co., Ltd. which occurred during 2016 and prior years were not properly recorded and reflected in the 2016 Financial Statements.

Our management discussed their findings and conclusions relating to the periods described above with MJF & Associates, our then independent registered public accounting firm.

4. Pursuant to a retainer letter dated September 4, 2018, we engaged HHC (“HHC”), an accounting firm with offices in New York City and Beijing, as our registered independent public accountants. The decision to engage HHC was approved by our Board of Directors.

5. During our two most recent fiscal years ended December 31, 2017 and 2016, and through the date of the engagement of HHC, we did not consult with HHC on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and HHC did not provide either a written report or oral advice to us that HHC concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; (ii) any matter the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or (iii) a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

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

At December 31, 2018, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at December 31, 2018, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

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

Our management has conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2018. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer has concluded that due to the absence of a financial staff with accounting and financial expertise and certain deficiencies in the design or operation of our internal control over financial reporting, our internal controls over financial reporting were not effective as of December 31, 2018.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

Item 9B.	Other Information

None.

PART III

Item 10	Directors and Executive Officers and Corporate Governance.

Directors and Executive Officers

Name	Age	Position
Ethan Chuang	43	Director and Chief Executive and Financial Officer

Ethan Chuang has served as a Director and the Chief Executive Officer and Chief Financial Officer of our company since September 3, 2018. Since 2010, Mr. Chuang has been employed by China Concentric Capital Group, where he has served as Vice President since March 2012 and a director from March 2012 through May 2015. China Concentric is a private consulting firm that provides strategic management and advisory services to China-based companies. In his role with China Concentric, he has served as a team leader overseeing the evaluations and implementation of mergers and acquisitions, due diligence, and financial planning. Mr. Chuang was Vice President of Investor Relations of Gulf Resources Inc. from August 2007 to October 2009. Mr. Chuang received his MBA degree from California State Long Beach University in 2006.

Board Meetings; Committees and Membership

Our Board of Directors (“BOD”) did not hold any meetings during the fiscal year ended December 31, 2018, but adopted actions by unanimous written consent when necessary to effectuate corporate actions.

Our BOD currently consists of one individual and does not have a standing audit, nominating or compensation committees. Instead, the functions that might be delegated to such committees are carried out by our BOD, to the extent required.

Our BOD believes that Ethan Chuang has sufficient knowledge and experience to fulfill the duties and obligations of the audit committee for the Company. However, he is not an “audit committee financial expert” within the meaning of the rules and regulations of the SEC.

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

Compensation of Directors

No member of our board of directors received any compensation for services as a director during the year ended December 31, 2018 and currently no compensation arrangements are in place for the compensation of directors.

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Based on a review of the copies of such forms furnished to us, we believe that during 2018 all of our officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements, except that (i) Ethan Chaung, a director and our Chief Executive Officer and Chief Financial Officer, and Ms. Jing Xie each failed to file timely his or her respective initial report on Form 3 reporting his or her ownership of our shares of common stock and (ii) Messrs. Jiazhen Liu and Changqing Han failed to file timely Form 4s with respect to their surrender of shares of our common stock for cancellation in connection with the transactions consummated under the Exchange Agreement and the Termination Agreement.

Shareholders Communications

Shareholders may communicate with the BOD and individual directors by submitting their communications in writing to the Company’s corporate secretary at 13B-1 South Garden Fengye Building, Southeast of Nanshan Street, Nanshan District, Shenzhen China.

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

The following table sets forth information concerning compensation awarded to, earned by or paid to our chief executive officer for services rendered in all capacities during the periods indicated. No executive officer of our company received total annual salary and bonus compensation in excess of $100,000 for the year ended December 31, 2018.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Changkui Zhu, President, Chief Executive Officer (1)	2018 (2)	0	0	0
	2017 (2)	0	0	0

Ethan Chuang, President, Chief Executive Officer and Chief Financial Officer (1)	2018	0	0	0

(1) On September 3, at the request of the Company Changkui Zhu resigned from his position as President/Chief Executive Officer of the Company. Concurrently with the resignation of Mr. Zhu, we appointed Ethan Chuang as a member of the board of directors of the Company and as the President and Chief Financial Officer of the Company.

(2) Due to the lack of production, our chief executive officer decided to forego any compensation for the year and none was accrued.

Summary of Employment Agreements and Material Terms

Prior to our acquisition of Real Fortune BVI, China Jinxin, our operating affiliate was a private limited company organized under the laws of the PRC, and in accordance with PRC regulations, the salary of our executives was determined by our shareholders. In addition, each employee was required to enter into an employment agreement. Accordingly, all our employees, including management, executed employment agreements. Our employment agreements with our then executives provided the amount of each executive officer’s salary and established their eligibility to receive a bonus. Mr. Changkui Zhu’s employment agreement, which was renewed on December 28, 2013 and was scheduled to expire on December 31, 2018, provided for an annual salary of RMB 42,000 ($6,759). Mr. Zhengting Deng’s employment agreement, which was renewed on December 28, 2013 and was scheduled to expire on December 31, 2018, provided for annual salary of RMB 49,200 ($7,917). Concurrent with our acceptance on September 3, 2018 of the resignations of Messrs. Zhu and Deng as directors and officers of our company, we terminated their respective employment agreements. On December 22, 2018, we terminated our contractual control of over China Jinxin, our PRC operating affiliate and variable interest entity, and in turn all employees of China Jinxin.

Other than the salary and necessary social benefits required by the government with respect to these former employees, which were defined in the employment agreements, we currently do not provide other benefits to our officers at this time. Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

We have not provided retirement benefits (other than a state pension scheme in which all of such former employees in China participate) or severance or change of control benefits to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2018, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash. Further, as a public company, we might adopt incentive plans, including stock and option plans, in order to compensate management for services rendered to the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Change of Control

As a result of the consummation of the Exchange Agreement and Termination Agreement on December 22, 2018, the Exiting Shareholders returned for cancellation an aggregate of 53,782,198 shares of our common stock, leaving 15,978,902 shares of our common stock outstanding.

Stock Ownership

The following table sets forth information concerning beneficial ownership of our common stock as of April 11, 2019 by (i) any person or group with more than 5% of our common stock, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group. To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. As of April 11, 2019, we had outstanding 18,978,902 shares of common stock.

Name of Stockholder	Amount and Nature of Beneficial Ownership		Percent of Common Stock
Ethan Chuang	--	*	--
c/o China Concentric Capital Group 1120 Avenue of the Americas, Fourth Floor New York, NY 10036

Changkui Zhu Chunshugou Luanzhuang Village, Zhuolu County Zhangjiakou, Hebei Province, China, 075600	--		--

All Directors and Executive officers as a group	0		--

Jing Xie
13B-1 South Garden Fengye Building Shenzhen, Peoples’ Republic of China	3,000,000		15.81%

China Concentric Capital Group	3,000,000		15.81%
1120 Avenue of the Americas, Fourth Floor
New York, NY 10036

Wanli Liu	2,948,750		15.54%

*Does not include shares owned by China Concentric Capital Group of which he is a Vice President.

Item 13.	Certain Relationships And Related Transactions, And Director Independence.

Transactions with Related Persons

The following includes a summary of certain transactions, including all those which occurred since January 1, 2018, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

VIE Agreement

On December 10, 2018, we entered into a series of agreements known as variable interest entity agreements, or the VIE Agreements, with Shenzhen Technology Company, and its sole shareholder, Ms. Jing Xie, pursuant to which Shenzhen Technology Company became an affiliate contractually controlled by us. The use of VIE agreements is a common structure used to acquire control of PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. Other than her allocable portion of shares in our company, Ms. Xie did not receive any consideration for entering into the VIE Agreements. The VIE Agreements included:

(1)	Management Entrustment Agreement:

Pursuant to this Agreement we have the right and obligation to manage all aspects of the operations of Shenzhen Technology Company and the Board of Directors and shareholder of Shenzhen Technology Company may not take any actions without our consent. The scope of the authority granted to us includes, but is not limited to, the right to make all major decisions, the right to manage the assets, capital and finances of Shenzhen Technology Company, authority for all decisions related to human resources, daily operation management and technical support. To facilitate our exercise of such rights, we have been granted powers of attorney by Ms. Xie, the sole shareholder of Shenzhen Technology Company, granting us the right to participate in all shareholders’ meetings of Shenzhen Technology Company and to make all significant decisions at such meetings, including the designation of candidates for election to the Board of Shenzhen Technology Company. In consideration of our services, we shall be paid quarterly an amount equal to the pre-tax profits of Shenzhen Technology Company and shall be required to pay to Shenzhen Technology Company the amount of any loss incurred by Shenzhen Technology Company within 30 days of a request for payment. Further, if Shenzhen Technology Company is unable to pay its debts, we will be responsible therefor. Similarly, if losses sustained by Shenzhen Technology Company result in a capital deficiency, we shall be obligated to make up the deficiency. To facilitate our management of Shenzhen Technology Company, we shall have access to and the right to maintain all books and records and other relevant documentation of Shenzhen Technology Company. Further, during the term of the Management Entrustment Agreement, without our consent, Shenzhen Technology Company will not issue, purchase or redeem any of its equity securities or debt or create any liens upon its property or assets, other than for expenses incurred in the ordinary course of business and permitted exceptions; or declare or pay any dividends. The term of the Management Entrustment Agreement is for 30 years, or until December 10, 2048 and will be extended automatically for successive 10-year periods thereafter, except that the agreement will terminate (i) at the expiration of the initial 30-year term, or any 10-year renewal term, if we notify Shenzhen Technology Company not less than 30 days prior to the applicable expiration date that we do not want to extend the term, (ii) upon prior written notice from us, or (iii) upon the date we acquire all of the assets or at least 51% of the equity interests of Shenzhen Technology Company.

(2)	Exclusive Purchase Option Agreement:

Pursuant to this Agreement Shenzhen Technology Company and its sole shareholder granted us an exclusive option to purchase all of the assets or outstanding shares of Shenzhen Technology Company at such time as the purchase of such assets or shares is permissible under the laws of the PRC. The options are for an initial period of 30 years and will renew automatically for successive periods of 10 years each unless voluntarily terminated by us. At such time during the term as we determine to exercise our option to purchase either the assets or equity of Shenzhen Technology Company we shall send a notice to Shenzhen Technology Company or its shareholder, as the case may be. Upon receipt of such notice, Shenzhen Technology Company or its shareholder shall take such steps and execute such documents as are necessary to transfer the assets or shares. Unless an appraisal is required by the laws of China, the purchase price of the assets or outstanding equity shall be equal to the lower of (i) the actual registered capital of Shenzhen Technology Company and (ii) RMB 500,000 ($72,656 at RMB Exchange rate on date hereof); provided that if the laws of the PRC do not permit the purchase at that price, the purchase price shall be the lowest price allowed under the laws of the PRC. All taxes relating to such purchase shall be borne by us.

(3)	Power of Attorney

Ms. Jing Xie, the sole shareholder of Shenzhen Technology Company entered into a Power of Attorney irrevocably authorizing us to exercise all of her rights as a shareholder of Shenzhen Technology Company. The rights granted include, without limitation, the right to: (i) attend the shareholders’ meetings of Shenzhen Technology Company and execute actions by written consent; (ii) exercise all of her rights as a shareholder under the laws of the PRC and the Articles of Association of Shenzhen Technology Company, including but not limited to the right to transfer or pledge or dispose of her shares in Shenzhen Technology Company; (iii) designate and appoint the legal representatives, Chairman of the Board of Directors, directors, supervisors, the chief executive officer, the chief financial officer and other senior management members of Shenzhen Technology Company; (iv) execute the relevant share and/or asset purchase agreements contemplated in the Exclusive Purchase Option Agreement, and to effect the terms of the Equity Pledge Agreement and Exclusive Purchase Option Agreement; and (v) transfer allocate, or utilize in some other ways the cash dividends and non-cash income of Shenzhen Technology Company. The power of attorney shall be in effect as long as Ms. Xie owns shares of Shenzhen Technology Company.

(4)	Equity Pledge Agreement

Pursuant to an Equity Pledge Agreement Ms. Xie, the sole shareholder of Shenzhen Technology Company, has pledged all of her shares in, representing all of the outstanding shares of, Shenzhen Technology Company as security for the performance by Shenzhen Technology Company and Ms. Xie of their respective obligations under the VIE Agreements. In addition to pledging her shares in the Equity Pledge Agreement, Ms. Xie has agreed not to impose any encumbrances or restrictions on the shares, not to sell, lease or transfer any of the shares and to provide notice to us should she receive any notice, order, ruling, verdict or other instrument in relation to the pledged shares or which may affect the ownership of the pledged shares.

Termination of VIE arrangement with China Jinxin

On December 22, 2018, we entered into a Termination Agreement with certain of our subsidiaries and the Exiting Shareholders, pursuant to which we terminated the series of agreements known as variable interest entity (VIE) agreements ending our contractual VIE arrangement with China Jinxin through which agreements acting through China Tongda, we had controlled the operations of China Jinxin and were to receive the economic benefits of the operations of China Jinxin. As a result of the consummation of the Termination Agreement, we no longer have an interest in China Jinxin or any of its operations and assets.

Sale of China Huaxin.

On December 22, 2018, we entered into an Exchange Agreement with certain of our subsidiaries and the Existing Shareholders, pursuant to which we transferred all of the outstanding shares of our subsidiary, China Huaxin to the Exiting Stockholders in exchange for 48,403,969 shares of our common stock. As a result of the consummation of the Exchange Agreement, we no longer have an interest in China Huaxin or any of its assets, including the DRI Facility.

Advances from Related Parties

At December 31, 2019, we owed one shareholder (who is also management) $4,371 for advances to meet operating needs. This advance bears no interest and is payable upon demand.

Concurrent with the return of China Huaxin and China Jinxin to the Existing Shareholders under the Exchange Agreement and the Termination Agreement on August 22, 2018, certain indebtedness, in the aggregate sum of $1.7 million, then owing by Real Fortune HK to one of such shareholders for prior advances to meet our then operating needs was cancelled.

As of December 31, 2018, China Huaxin (i) had notes payable to two related parties of $7,300,052, bearing interest of 10% and payable upon demand, and (ii) owed one related party who is the brother of the Company’s major shareholder $76,521, bearing interest of 10% and is payable upon demand.  All of the above notes and indebtedness were transferred in connection with the Exchange Agreement and the Termination Agreement

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14	Principal Accountant Fees and Services.

The following is a summary of the fees billed to us for professional services rendered by our registered independent public accountants for the fiscal year ended December 31, 2018 and by December 31, 2017. MJF & Associates served as our registered independent public accountants for 2017 and HHC served as our registered independent public accountants for 2018.

	Fiscal year ended December 31,
	2018	2017

Audit Fees	$165,000	$165,000
Audit Related Fees	-
Tax Fees	-
All Other Fees	-
	$165,000	$165,000

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

Our BOD has reviewed our audited financial statements contained in our Annual Report on Form 10-K for the 2018 fiscal year. The BOD also has been advised of the matters required to be discussed pursuant to PCAOB Rule 3526 (Communication with Audit Committees Concerning Independence), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our BOD has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the BOD has determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2018 fiscal year for filing with the SEC.

PART IV

ITEM 15	Exhibits and Financial Statement Schedules.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

Years Ended 12/31/2018 and 12/31/2017

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

10.7

English translation of Lease Agreement, dated December 27, 2006, between Zhuolu County Luanzhuang Township People’s Government and ZhuoluJinxin Mining Co., Ltd.(incorporated by reference to Exhibit 10.11 to the Super 8-K).

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

10.11

English translation of Agreement dated March 20, 2010 between ZhuoluJinxin Mining Co., Ltd. and Baoding Hongye Mechanical Engineering Equipments Company Limited.(incorporated by reference to Exhibit 10.15 to the Super 8-K).

10.12	English translation of Agreement dated March 20, 2010 between ZhuoluJinxin Mining Co., Ltd. and Zhuolu Hydraulic and Hydro-Power Engineering Company Limited (incorporated by reference to Exhibit 10.16 to the Super 8-K).

10.13	Stock Purchase Agreement dated January 17, 2014, among Target Acquisitions I, Inc., ZhangJiaKouTongDa Mining Technologies Service Co., Ltd. and Jiazhen Liu.(incorporated by reference to Exhibit 10.17 to the Super 8-K).

10.14	Stock Purchase Agreement dated January 17, 2014, among Target Acquisitions I, Inc., ZhangJIaKouTongDa Mining Technologies Service Co., Ltd. and Changkui Zhu.(incorporated by reference to Exhibit 10.18 to the Super 8-K).

10.15	Stock Purchase Agreement dated January 17, 2014, among Target Acquisitions I, Inc., ZhangJiaKouTongDa Mining Technologies Service Co. Ltd., and Dongli Sun (incorporated by reference to Exhibit 10.19 to the Super 8-K).

10.16	Stock Purchase Agreement dated January 17, 2014, among Target Acquisitions I, Inc., ZhangJiaKouTongDa Mining Technologies Service Co. Ltd., and Meijie Wang (incorporated by reference to Exhibit 10.20 to the Super 8-K).

10.17	Stock Purchase Agreement dated January 17, 2014, among Target Acquisitions I, Inc., ZhangJiaKouTongDa Mining Technologies Service Co. Ltd., and XingwangShao (incorporated by reference to Exhibit 10.21 to the Super 8-K).

10.18	Convertible Promissory Note with a private investor in the face amount of RMB 3,333,333 (incorporated by reference to Exhibit 10.22 to the Super 8-K).

10.19	Convertible Promissory Note with a private investor in the face amount of RMB 3,333,333 (incorporated by reference to Exhibit 10.23 to the Super 8-K).

10.20	Management Entrustment Agreement dated as of December 10, 2018 by and between Adamant DRI Processing and Minerals Group and Shenzhen Dingshang Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 10, 2018).

10.21	Exclusive Purchase Option Agreement dated as of December 10, 2018 by and among Adamant DRI Processing and Minerals Group and each of Shenzhen Dingshang Technology Co., Ltd. and its sole shareholder, Jing Xie. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 10, 2018).

10.22	Equity Pledge Agreement dated as of December 10, 2018 by and between Adamant DRI Processing and Minerals Group and Jing Xie (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 10, 2018).

10.23	Exchange Agreement dated as of December 22, 2018 by and among Adamant DRI Processing and Minerals Group, Zhangjiakou Tongda Mining Technologies Service Co., Ltd., Haixing Huaxin Mining Industry Co., Ltd. and the Exiting Shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 26, 2018).

10.24	Termination Agreement dated as of December 22, 2018 by and among Adamant DRI Processing and Minerals Group, Zhangjiakou Tongda Mining Technologies Service Co., Ltd., Zhuolu Jinxin Mining Co., Ltd. and the Exiting Shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 26, 2018).

16.1	Letter from MJF & Associates to the SEC (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed September 28, 2018).

21.1	Subsidiaries.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adamant DRI Processing and Minerals Group

Date: April 16, 2019	By:	/s/ Ethan Chuang
Ethan Chuang Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 16, 2019.

Signature	Title

/s/ Ethan Chuang	Chief Executive Officer, Chief Financial Officer and a Director
Ethan Chuang	(Principal Executive and Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and the Board of Directors of
Adamant DRI Processing and Minerals Group

Opinion on the financial statements

We audited the accompanying consolidated balance sheet of Adamant DRI Processing and Minerals Group (the “Company”) as of December 31, 2017, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ deficit, and cash flows for the year then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and cash flows year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

We have served as the Company’s auditor since 2014. The financial statements for 2011 to 2013 were audited by a related firm.

/s/ MJF & Associates

Los Angeles, California

May 15, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Adamant DRI Processing and Minerals Group and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Adamant DRI Processing and Minerals Group and Subsidiaries (the Company) as of December 31, 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year in the period ended December 31, 2018. In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018, and the consolidated result of its operations and its cash flows for the year in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2018.

/s/ HHC

Forest Hills, New York

April 15, 2019

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2018	DECEMBER 31, 2017

ASSETS

CURRENT ASSETS
Cash & equivalents	$34,389	$24,793
Restricted cash	-	9,382
Note receivable	15,583	-
Accounts receivable	50,953	-
Other receivables	23,322	-
Prepaid expenses	-	459,375
Advance to suppliers, net	-	680
Value-added tax receivable	-	2,821,906
Inventory, net	-	458,405
Assets held for exchange	-	4,010,980

Total current assets	124,247	7,785,521

NONCURRENT ASSETS
Property and equipment, net	412,568	23,109,013
Material for construction use	-	438,504
Intangible assets, net	-	3,099,189
Goodwill	-	6,124,204

Total noncurrent assets	412,568	32,770,910

TOTAL ASSETS	$536,815	$40,556,431

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$70,957	$3,039,581
Notes payable	-	2,687,169
Accrued liabilities and other payables	11,424	12,250,677
Income tax payable	4,363	219,172
Payable to contractors	-	841,725
Notes payable - related parties	-	7,376,573
Advance from related parties	4,371	35,407,421

Total current liabilities	91,115	61,822,318

NONCURRENT LIABILITIES
Loan payable	-	198,954
Accrued expenses	-	12,527

Total noncurrent liabilities	-	211,481

Total liabilities	91,115	62,033,799

STOCKHOLDERS’ DEFICIT
Convertible preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 15,977,922 and 66,760,110 shares	15,978	66,760
Additional paid in capital	7,533,914	7,996,954
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	1,927,713	745,889
Accumulated deficit	(9,589,158)	(30,844,224)

Total stockholders’ deficit	445,700	(21,477,368)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$536,815	$40,556,431

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	YEARS ENDED DECEMBER 31,
	2018	2017

Net sales	$48,749	$1,006

Cost of services provided	33,592	-

Gross profit	15,157	1,006

Operating expenses
Selling	958	-
General and administrative	584,259	615,652

Total operating expenses	585,217	615,652

Loss from operations	(570,060)	(614,646)

Non-operating income (expenses)
Bargain purchase gain	6,530	-
Interest income	66	59
Other income	1,198,400	27,125
Bank charges	(141)	(118)

Total non-operating income, net	1,204,855	27,066

Income (loss) before income tax	634,795	(587,580)

Income tax expense	9	984

Income (loss) from continuing operations	634,786	(588,564)

Gain from disposal of subsidiaries, net of tax	24,928,218	-

Loss from operations of discontinued entities, net of tax	(4,307,938)	(6,585,506)

Net income (loss)	21,255,066	(7,174,070)

Other comprehensive income (loss)
Foreign currency translation loss (gain) attributable to Adamant DRI	1,181,824	(1,083,575)

Total comprehensive income (loss)	$22,436,890	$(8,257,645)

Basic and diluted weighted average shares outstanding	65,467,447	66,735,452

Basic and diluted net income (loss) per share	$0.32	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YRARS ENDED DECEMBER 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,255,066	$(7,174,070)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	2,726,576	2,882,484
Stock compensation expense	459,375	525,000
Debt waived by exiting shareholder	(1,200,102)	-
Bad debt expense	-	14,811
Inventory impairment provision	-	(209,264)
Loss on asset disposal	-	1,957,975
Gain on sale of subsidiaries	(24,928,218)	(27,094)
Bargain purchase gain	(6,530)	-
Changes in deferred taxes	(77)	(1,384)
(Increase) decrease in assets and liabilities:
Advance to suppliers	(761)	1,334
Accounts receivable	(14,533)	-
Other receivables	31,271	15,243
Inventory	(81)	478,173
Bank overdraft	-	(96,752)
Accounts payable	17,265	3,211
Accrued liabilities and other payables	1,187,962	1,256,461
Taxes payable	880	82,688

Net cash used in operating activities	(471,907)	(291,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(13,030)
Cash acquired at acquisition of subsidiary	12,724	-
Cash disposed at disposal of subsidiaries	(9,499)	-

Net cash provided by (used in) investing activities	3,225	(13,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable-related parties	-	(74,054)
Notes receivable	(16,162)	-
Advance from related parties	487,141	225,645

Net cash provided by financing activities	470,979	151,591

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(2,083)	5,959

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS AND RESTRICTED CASH	214	(146,664)

CASH & EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	34,175	180,839

CASH & EQUIVALENTS AND RESTRICTED CASH , END OF YEAR	$34,389	$34,175

Supplemental Cash Flow Data:
Income tax paid	$-	$6,156
Interest paid	$24,472	$9,903

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Preferred shares	Common shares	Amount	Additional paid in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ (deficit)

Balance at January 1, 2017	-	63,760,110	$63,760	$7,015,579	$557,253	$(23,686,881)	$1,829,464	$(14,220,825)

Shares issued for consulting service	-	3,000,000	3,000	981,375	-	-	-	984,375

Net loss	-	-	-	-	-	(7,174,070)	-	(7,174,070)

Disposal of Deweishi	-	-	-	-	-	16,727	-	16,727

Foreign currency translation loss	-	-	-	-	-	-	(1,083,575)	(1,083,575)

Balance at December 31, 2017	-	66,760,110	66,760	7,996,954	557,253	(30,844,224)	745,889	(21,477,368)

Net income	-	-	-	-	-	21,255,066	-	21,255,066

Shares retired due to disposal of China Huaxin and China Jinxin	-	(53,782,188)	(53,782)	(484,040)	-	-	-	(537,822)

Shares issued for acquisition of Shenzhen Dingshang	-	3,000,000	3,000	21,000	-	-	-	24,000

Foreign currency translation gain	-	-	-	-	-	-	1,181,824	1,181,824

Balance at December 31, 2018	-	15,977,922	$15,978	$7,533,914	$557,253	$(9,589,158)	$1,927,713	$445,700

The accompanying notes are an integral part of the consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Adamant DRI Processing and Minerals Group (“Adamant’ or “the Company” or “Group”), is a Nevada corporation incorporated in July 2014 and successor by merger to UHF Incorporated, a Delaware corporation (“UHF”).

Prior to the sale of certain operations in December 2018, the Company produced Direct Reduced Iron (“DRI”) using advanced reduction rotary kiln technology with iron ore as the principal raw material. ‘Reduced Iron’ derives its name from the chemical change that iron ore undergoes when heated in a furnace at high temperatures in the presence of hydrocarbon-rich gasses. ‘Direct reduction’ refers to processes which reduce iron oxides to metallic iron below iron’s melting point.

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

As a result of the acquisition of Target and UHF, the Company now owns all of the issued and outstanding capital stock of Real Fortune BVI, which in turn owns all of the issued and outstanding capital stock of Real Fortune Holdings Limited, a Hong Kong limited company (“Real Fortune HK”), which in turn prior to its sale in December 2018, owned all of the issued and outstanding capital stock of Zhangjiakou Tongda Mining Technologies Service Co., Ltd. (“China Tongda”), a Chinese limited company.

Prior to December 22, 2018, the Company operated in China through Zhuolu Jinxin Mining Co., Ltd. (“China Jinxin”), the Company’s variable interest entity (“VIE”) which the Company controlled through a series of agreements between China Jinxin and China Tongda, and through Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”) which was owned by China Tongda.

China Jinxin is an early stage mining company which processes iron ore and DRI at its production facility in Hebei Province. China Jinxin currently does not own any mines or hold any mining rights. Through contractual arrangements among China Tongda and China Jinxin, and its shareholders, the Company controlled China Jinxin’s operations and financial affairs. As a result of these agreements, China Tongda was considered the primary beneficiary of China Jinxin (see Note 2) and accordingly, China Jinxin’s results of operations and financial condition prior to December 22, 2018, were consolidated in the Group’s financial statements.

On January 17, 2014, the Company entered into a series of substantially identical agreements with five shareholders of Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”) pursuant to which the Company acquired 100% of the outstanding shares of China Huaxin. The consideration paid to the shareholders of China Huaxin for their interests consisted of cash of RMB 10 million ($1.64 million) and 5.1 million shares of the Company’s common stock, valued at $0.014 per share ($71,400). China Huaxin produces and sells DRI.

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

On December 22, 2018, the Company entered into an Exchange Agreement, among the Company, certain of its subsidiaries and 16 shareholders of the Company (“Exiting Shareholders”). Pursuant to the Exchange Agreement, the Company transferred all of the outstanding shares of its subsidiary, China Huaxin to the Exiting Stockholders in exchange for 48,403,969 shares of the Company’s common stock. As a result of the consummation of the Exchange Agreement, the Company no longer has an interest in China Huaxin or any of its assets and liabilities, including the DRI Facility. The company recorded $22,239,222 gain on sale of China Huaxin.

On December 22, 2018, the Company, certain of its subsidiaries and the Exiting Shareholders also entered into a Termination Agreement. Pursuant to the Termination Agreement, the Company, China Jinxin, China Tongda, and the Exiting Shareholders terminated the series of agreements known as variable interest entity agreements, or VIE Agreements, pursuant to which the Company acting through China Tongda, controlled the operations of China Jinxin and was to receive the economic benefits of the operations of China Jinxin.

As a result of the termination of the VIE Agreements, control of China Jinxin reverted to the Exiting Shareholders and the Company no longer has any influence over the operations of China Jinxin or any interest in its assets or the results of its operations. In consideration for the termination of the VIE Agreements, the Company received 5,378,219 shares of its common stock. The company recorded $2,688,996 gain on sale of China Jinxin.

On December 10, 2018, the Company entered into a series of agreements known as variable interest entity agreements, or the VIE Agreements, with Shenzhen Dingshang Technology Co., Ltd. (“Shenzhen Technology Company”), and its sole shareholder, Ms. Jing Xie. Shenzhen Technology Company was founded on December 24, 2009, with registered capital of RMB1 million. The Company is dedicated to the provision of a complete set of intelligent digital implementation plans for exhibition center projects and display booths, and the provision of innovative model designs for different exhibition centers and real estate. In consideration of her entry into the VIE Agreements and causing Shenzhen Technology Company to enter into the VIE Agreements, the Company have agreed to issue 3,000,000 shares of its common stock to Ms. Xie. Through the contractual arrangements among the Company and Shenzhen Technology Company, and its shareholders, the Company controls Shenzhen Technology Company’s operations and financial affairs. As a result of these agreements, Adamant is considered the primary beneficiary of Shenzhen Technology Company (see Note 2) and accordingly, Shenzhen Technology Company’s results of operations and financial condition are consolidated in the Company’s financial statements.

The Group’s current structure at December 31, 2018 is as follows:

Adamant DRI Processing and Minerals Group
(The Company)
100%
China Real Fortune Mining Limited
(Real Fortune BVI)
100%
Real Fortune Holdings Limited
(Real Fortune HK)
100%
ZhangJiaKou TongDa Technologies Service Co., Ltd
(China Tongda)
Contractual Agreements
Shenzhen Dingshang Technology Co., Ltd
(Shenzhen Technology Company)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements (“CFS”) are prepared in conformity with US GAAP. Adamant, Real Fortune BVI and Real Fortune HK’s functional currency is the US Dollar (“USD” or “$”), and Adamant’s VIE Shenzhen Technology Company, China Tongda and its wholly owned subsidiaries’ China Huaxin, and VIE China Jinxin’s functional currency is Chinese Renminbi (“RMB”). The accompanying CFS are translated from functional currencies and presented in USD.

Principles of Consolidation

The CFS include the financial statements of the Company, its subsidiaries and its VIE (China Jinxin) (up to disposal date) for which the Company’s subsidiary China Tongda is the primary beneficiary; China Tongda’s 100% owned subsidiaries China Huaxin (up to disposal date) and DeWeiSi (up to disposal date), and Adamant’s VIE (Shenzhen Technology Company). All transactions and balances among the Company, its subsidiaries and VIE are eliminated in consolidation.

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

The VIE structure of China Jinxin was terminated on December 22, 2018.

On December 10, 2018, the Company entered into a series of VIE Agreements, with Shenzhen Technology Company, and its sole shareholder, Ms. Jing Xie. Pursuant to the VIE Agreements, Shenzhen Technology Company became contractually controlled by Adamant. The material terms of the VIE Agreements are summarized below:

(1)	Management Entrustment Agreement:

This Agreement grants the Company the right and obligation to manage all aspects of the operations of Shenzhen Technology Company and the Board of Directors and shareholders of Shenzhen Technology Company may not take any actions without the Company’s consent. The scope of the authority granted to the Company includes, but is not limited to, the right to make all major decisions, the right to manage the assets, capital and finances of Shenzhen Technology Company, authority for all decisions related to human resources, daily operation management and technical support. To facilitate its exercise of such rights, the Company has been granted powers of attorney by Ms. Xie, the sole shareholder of Shenzhen Technology Company, granting it the right to participate in all shareholders’ meetings of Shenzhen Technology Company and to make all significant decisions at such meetings, including the designation of candidates for election to the Board of Shenzhen Technology Company. In consideration of the Company’s services, the Company shall be paid quarterly an amount equal to the pre-tax profits of Shenzhen Technology Company and shall be required to pay to Shenzhen Technology Company the amount of any loss incurred by Shenzhen Technology Company within 30 days of a request for payment. Further, if Shenzhen Technology Company is unable to pay its debts, the Company will be responsible therefor. Similarly, if losses sustained by Shenzhen Technology Company result in a capital deficiency, the Company shall be obligated to make up the deficiency. To facilitate the Company’s management of Shenzhen Technology Company, the Company shall have access to and the right to maintain all books and records and other relevant documentation of Shenzhen Technology Company. Further, during the term of the Management Entrustment Agreement, without the Company’s consent, Shenzhen Technology Company will not issue, purchase or redeem any of its equity securities or debt or create any liens upon its property or assets, other than for expenses incurred in the ordinary course of business and permitted exceptions; or declare or pay any dividends. The term of the Management Entrustment Agreement is for 30 years, or until December 10, 2048 and will be extended automatically for successive 10-year periods thereafter, except that the agreement will terminate (i) at the expiration of the initial 30-year term, or any 10-year renewal term, if the Company notify Shenzhen Technology Company not less than 30 days prior to the applicable expiration date that the Company does not want to extend the term, (ii) upon prior written notice from the Company, or (iii) upon the date the Company acquires all of the assets or at least 51% of the equity interests of Shenzhen Technology Company.

(2)	Exclusive Purchase Option Agreement:

Pursuant to this Agreement Shenzhen Technology Company and its sole shareholder granted the Company an exclusive option to purchase all of the assets or outstanding shares of Shenzhen Technology Company at such time as the purchase of such assets or shares is permissible under the laws of the PRC. The options are for an initial period of 30 years and will renew automatically for successive periods of 10 years each unless voluntarily terminated by the Company. At such time during the term as the Company determines to exercise its option to purchase either the assets or equity of Shenzhen Technology Company, the Company shall send a notice to Shenzhen Technology Company or its shareholder, as the case may be. Upon receipt of such notice, Shenzhen Technology Company or its shareholder shall take such steps and execute such documents as are necessary to transfer the assets or shares. Unless an appraisal is required by the laws of China, the purchase price of the assets or outstanding equity shall be equal to the lower of (i) the actual registered capital of Shenzhen Technology Company and (ii) RMB 500,000 ($72,656); provided that if the laws of the PRC do not permit the purchase at that price, the purchase price shall be the lowest price allowed under the laws of the PRC. All taxes relating to such purchase shall be borne by the Company.

(3)	Power of Attorney

Ms. Jing Xie, the sole shareholder of Shenzhen Technology Company entered into a Power of Attorney irrevocably authorizing the Company to exercise all of her rights as a shareholder of Shenzhen Technology Company. The rights granted include, without limitation, the right to: (i) attend the shareholders’ meetings of Shenzhen Technology Company and execute actions by written consent; (ii) exercise all of her rights as a shareholder under the laws of the PRC and the Articles of Association of Shenzhen Technology Company, including but not limited to the right to transfer or pledge or dispose of her shares in Shenzhen Technology Company; (iii) designate and appoint the legal representatives, Chairman of the Board of Directors, directors, supervisors, the chief executive officer, the chief financial officer and other senior management members of Shenzhen Technology Company; (iv) execute the relevant share and/or asset purchase agreements contemplated in the Exclusive Purchase Option Agreement, and to effect the terms of the Equity Pledge Agreement and Exclusive Purchase Option Agreement; and (v) transfer allocate, or utilize in some other ways the cash dividends and non-cash income of Shenzhen Technology Company. The power of attorney shall be in effect as long as Ms. Xie owns shares of Shenzhen Technology Company.

(4)	Equity Pledge Agreement

Pursuant to an Equity Pledge Agreement Ms. Xie, the sole shareholder of Shenzhen Technology Company, has pledged all of her shares in, representing all of the outstanding shares of, Shenzhen Technology Company as security for the performance by Shenzhen Technology Company and Ms. Xie of their respective obligations under the VIE Agreements. In addition to pledging her shares in the Equity Pledge Agreement, Ms. Xie has agreed not to impose any encumbrances or restrictions on the shares, not to sell, lease or transfer any of the shares and to provide notice to the Company should she receive any notice, order, ruling, verdict or other instrument in relation to the pledged shares or which may affect the ownership of the pledged shares.

Going Concern

The Company had net income of $21.26 million for the year ended December 31, 2018, resulting from the disposal of China Huaxin and China Jinxin. The Company acquired Shenzhen Technology Company through a VIE arrangement. However, the Company had stockholders’ deficit of $9.59 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently seeking additional potential assets, properties or businesses to acquire, in a business combination, by reorganization, merger or acquisition. The plan of operation for the next 12 months is to: (i) determine which industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) commence operations through funding a start-up enterprise and/or acquiring an existing business or entering into a business combination with a “going concern” engaged in any industry selected.  The Company is unable to predict when and if it may actually participate in any specific business endeavor, and the Company will be unable to do so until it determines the particular industry in which the Company may conduct business operations.

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

Cash and Equivalents

Cash and equivalents include cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Due to the frozen of cash balances in China Jinxin and China Huaxin’s bank accounts by the court, the Company recorded $0 and $9,382 as restricted cash as of December 31, 2018 and 2017, respectively.

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had $6,090 and $0 bad debt allowances at December 31, 2018 and 2017, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its FV. FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2018 and 2017, there were $0 and $0.78 million impairment loss of its long-lived assets (properties and equipment), respectively (See Note 8).

Income Taxes

Income taxes are accounted for using an asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company follows ASC Topic 740, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At December 31, 2018 and 2017, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Adamant is subject to U.S. corporate income taxes on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017 and U.S. corporate income tax on its taxable income of up to 35% for prior tax years. On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly changed the federal income tax laws. The provisions of the Tax Act that may have significant impact on the Company, including the permanent reduction of the corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, one-time transition tax on post-1986 foreign unremitted earnings, provision for Global Intangible Low Tax Income (“GILTI”), deduction for Foreign Derived Intangible Income (“FDII”), repeal of the corporate alternative minimum tax, limitation of various business deductions, and modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment.

To the extent that portions of its U.S. taxable income, such as Subpart F income or GILTI, are determined to be from sources outside of the U.S., subject to certain limitations, the Company may be able to claim foreign tax credits to offset its U.S. income tax liabilities. Any remaining liabilities are accrued in the Company’s consolidated statements of comprehensive income and estimated tax payments are made when required by U.S. law.

The Act also created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the year ended December 31, 2018, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

Cost of Goods Sold / Cost of Services Provided

Cost of goods sold (“COGS”) for China Jinxin and China Huaxin consists primarily of fuel and power, direct material and labor, depreciation of mining plant and equipment, attributable to the production of iron ore concentrate. Any write-down of inventory to lower of cost or market is also recorded in COGS. Cost of services provided for Shenzhen Technology Company was mainly the labor cost for designing, assembling, installing and setting up exhibition center projects and display booths, and creating innovative model designs for different exhibition centers and real estate projects.

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

As of December 31, 2018 and 2017, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of China Jinxin, China Huaxin and Shenzhen Technology Company is RMB. For financial reporting purposes, RMB is translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

Translation adjustments from using different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income. There was no significant fluctuation in the exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the years ended December 31, 2018 and 2017 consisted of net loss and foreign currency translation adjustments.

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

Earnings (Loss) per Share (EPS)

The Company presents net income (loss) per share (“EPS”) in accordance with FASB ASC Topic 260, “Earning Per Share.” Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

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

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The new guidance is effective for SEC filers for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early adoption is permitted. The Company is evaluating the effects of the adoption of this guidance and currently believes that it will impact the accounting of the share-based awards granted to non-employees.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. We will adopt this new rule beginning with its financial reporting for the quarter ending March 31, 2019. Upon adoption, the Company will include its Consolidated Statements of Stockholders’ Equity with each quarterly filing on Form 10-Q.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future CFS.

3. INVENTORY

Inventory consisted of the following at December 31, 2018 and 2017:

	2018	2017
Material	$-	$460,783
Finished goods	-	21
Less: inventory impairment allowance	-	(2,399)
Total	$-	$458,405

4. NOTE RECEIVABLE-BANK ACCEPTANCES

The Company sold goods or provided services to its customers and received commercial notes (bank acceptances) from them in lieu of payments. The Company discounted the commercial notes with the banks or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than one year. As of December 31, 2018 and 2017, the Company had notes receivable of $15,583 and $0, respectively.

5. OTHER RECEIVABLES

Other receivables consisted of the followings at December 31, 2018 and 2017:

	2018	2017
Social Security	$300	$-
Other	438	-
Receivable from disposal of vehicle	22,584	-
Total	$23,322	$-

6. MINING RIGHTS

Pending the disposal of the Company’s iron ore operations on December 22, 2018, the Company was negotiating with the Department of Land and Resources of Hebei Province and the local Zhuolu County government to obtain the rights to mine in Zhuolu County where one of its production facilities is located. Pending the final contract, the Company accrued the cost of mining rights based on the quantity of ore extracted. The Company used $0.68 (RMB 2.4 per ton) based on a royalty rate prescribed by the local authority based on the purity of ore in the subject mines. If the rate per ton of ore changes when the contract is finalized, the Company will account for the change prospectively as a change in an accounting estimate. The Company did not extract any ore in the years ended December 31, 2018 and 2017, and accordingly did not accrue the cost of mining rights for the years ended December 31, 2018 and 2017.

7. VALUE-ADDED TAX RECEIVABLE

At December 31, 2018 and 2017, the Company had VAT receivable of $0 and $2,821,906, respectively. It was the VAT paid on purchases, and it can be carried forward indefinitely for offsetting against future VAT payable.

8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2018 and 2017:

	2018	2017
Building	$-	$21,658,630
Production equipment	858,380	15,789,963
Transportation equipment	-	1,242,340
Office equipment	71,544	267,008
Total	929,924	38,957,941
Less: Accumulated depreciation	(517,356)	(15,070,704)
Less: Impairment allowance	-	(778,224)
Net	$412,568	$23,109,013

Depreciation for the years ended December 31, 2018 and 2017 was $2,627,115 and $2,784,997, respectively. Depreciation for the year ended December 31, 2018 was for China Huaxin and China Jinxin, up to their disposal date, and for Shenzhen Technology Company from its date of acquisition, and Real Fortune. Depreciation for the year ended December 31, 2017 was for China Huaxin, China Jinxin and Real Fortune.

9. RELATED PARTIES TRANSACTIONS

Advances from related parties (no interest)

At December 31, 2017, China Jinxin owed one of its shareholders $10,169,978, for the purchase of equipment used in construction in progress and for working capital needs. This advance will not bear interest prior to the commencement of the Company’s production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank’s annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of commencement of production at the Zhuolu Mine.

At December 31, 2017, China Huaxin owed three shareholders, two of whom are members of the Company’s management, $18.63 million used to construct its DRI facility. China Huaxin also borrowed $5.30 million from certain companies owned by its major shareholder, which bore no interest and is payable upon demand.

At December 31, 2017, Real Fortune HK owed one shareholder $1.20 million for advances to meet operating needs. This advance bears no interest and is payable upon demand. This payable was forgiven by the Exiting shareholder on December 22, 2018 and recorded as other income for the year ended December 31, 2018.

Below is the summary of advances from related parties at December 31, 2018 and 2017:

	2018	2017
Advance from shareholders (including shareholders who is also management)	$4,371	$30,116,508
Advance from related party companies	-	5,295,476
Total	4,371	35,411,984
Less: Advance to related parties’ companies	-	(4,563)
Advance from related parties, net	$4,371	$35,407,421

Notes payable to related parties (with interest)

As of December 31, 2017, China Huaxin had notes payable to two related parties of $7,300,052, these notes bore interest of 10% and are payable upon demand. At December 31, 2017, China Huaxin also owed one related party who is the brother of the Company’s major shareholder $76,521, this loan bore interest of 10% and is payable upon demand.

All of the above notes were transferred in connection with the Exchange Agreement and the Termination Agreement.

10. INTANGIBLE ASSETS, NET

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

Intangible assets consisted of the following at December 31, 2018 and 2017:

	2018	2017
Land use rights	$-	$3,875,094
Less: Accumulated amortization	-	(775,905)
Net	$-	$3,099,189

Amortization of intangible assets for the years ended December 31, 2018 and 2017 was $99,461 and $97,487, respectively. Amortization of intangible assets for year ended December 31, 2018 was for China Huaxin and China Jinxin, up to their disposal date. Amortization for the year ended December 31, 2017 was for China Huaxin and China Jinxin.

11. NOTES PAYABLE

As of December 31, 2018 and 2017, notes payable to five unrelated individuals was $0 and $2,687,169, respectively, as shown in the table below. These notes bore interest of 10% and are due six months after the commencement of China Huaxin’s official production.

	2018	2017
A	$-	$1,377,368
B	-	612,164
C	-	306,082
D	-	306,082
E	-	85,473
Total	$-	$2,687,169

12. ACCRUED LIABILITIES AND OTHER PAYABLES

CURRENT

Accrued liabilities and other payables consisted of the following at December 31, 2018 and 2017:

	2018	2017
Accrued payroll	$4,138	$225,118
Accrued mining rights (see Note 6)	-	67,703
Accrued interest	-	5,991,774
Due to unrelated parties	-	3,824,981
Payable for social insurance	-	56,673
Payable for construction	-	101,613
Payable for losses from litigations (see Note 17)	-	1,867,203
Other	7,286	115,612
Total	$11,424	$12,250,677

As of December 31, 2017, the $3,824,981 due to unrelated parties were short-term advances from unrelated companies or individuals for the Company’s construction and working capital needs. The short-term advances bore no interest, and are payable upon demand.

The Company had payables from litigation of $1.87 million as of December 31, 2017. These payables are the result of judgements from 2012 through 2017 in lawsuits brought against China Huaxin (see Note 17).

NONCURRENT

Under local environmental regulations, the Company is obligated at the end of a mine’s useful life to restore and rehabilitate the land used in its mining operations. The Company estimates it would cost $560,000 (RMB 3.5 million) to restore the entire Zhuolu Mine after extracting all the economical ore.

The Company accrued certain mine restoration expenses based on the actual production volume during the period it extracted ore from the Zhuolu Mine. As of December 31, 2018 and 2017, the long term accrued mine restoration cost was $0 and $12,527, respectively.

13. LONG TERM LOAN

At December 31, 2017, China Jinxin had a long-term bank loan of $198,954. This loan has a three-year term from December 5, 2017 to December 4, 2020, and bore monthly interest of 0.9104%. China Jinxin pledged six ball grinders as collateral for the loan.

14. PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012. During 2011, the Company paid $2.86 million (RMB 18.0 million). During 2012, the Company made no payment on this payable. On March 20, 2013, the Company amended the payment terms and agreed to pay the remaining balance of $902,098 (RMB 5,500,000) on December 31, 2014. Based on the amended agreement, if the Company paid in full by December 31, 2014, no interest would be charged. The Company agreed that if it defaulted it would pay interest starting on January 1, 2015 based on the current bank interest rate for the remaining balance at that time. Starting from January 1, 2015, the Company agreed to pay interest based on the current bank interest rate of 5.35% for the outstanding balance at December 31, 2014. As of December 31, 2017, the Company had $841,725 of payable to contractors.

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

15. STOCKHOLDERS’ DEFICIT

Shares issued to consulting firm (prepaid expense)

On November 15, 2016, the Company entered into a consulting agreement with a consulting firm. The Company issued 3,000,000 shares of the Company’s common stock to the firm for 24 months of consulting services including financial analysis, business plan advisory services, due diligence assistance for financing and investor relations services. The shares were issued in January 2017; and the FV was $1,050,000, which was recorded as prepaid expense; the FV was calculated based on the stock price of $0.35 per share on November 15, 2016, and amortized over the service term. At December 31, 2018 and 2017, the Company had prepaid expense of $0 and $459,375, respectively. During the years ended December 2018 and 2017, the Company amortized $459,375 and $525,000 as stock compensation expense, respectively.

16. INCOME TAXES

The Company’s operating subsidiary is governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended December 31, 2018 and 2017:

	2018	2017
US statutory rates (benefit)	21.0%	(34.0)%
Tax rate difference	8.1%	10.3%
Valuation allowance on NOL	(29.1)%	23.9%
Tax per financial statements	0.0%	0.2%

The income tax for the years ended December 31, 2018 and 2017, consisted of the following:

	2018	2017
Income tax expense – current	$9	$984
Income tax (benefit) – deferred	-	-
Total income tax expense	$9	$984

17. LITIGATION

On September 4, 2012, Shijiazhuang City QiaoXi District People’s Court ruled China Huaxin had to repay a loan of RMB 49,067 ($7,073) plus court fees of RMB 515 ($74) to a plaintiff within 10 days of the judgment. China Huaxin paid RMB 10,216 ($1,481) in January 2017. This liability was accrued in 2016.

On April 7, 2013, the Zhuolu County Labor Dispute Arbitration Committee ruled that China Jinxin had to pay RMB 654,300 ($94,320) to an employee as a result of her death in a traffic accident in 2010 when she was on the way to China Jinxin. China Jinxin denied it had an employment relationship with the plaintiff and appealed to Hebei Province Zhulu County People’s Court; on August 3, 2015, Hebei Province Zhulu County People’s Court confirmed there was an employment relationship and affirmed the original judgement in favor of the plaintiff. The Court froze the Company’s bank account in October 2016. This liability was accrued in 2016.

In 2017, bank account number ending #7368 of China Jinxin and bank account ending #3463 of China Huaxin were frozen due to allegations of alleged improper financings conducted in the names of China Jinxin and China Huaxin by a company that is owned by one of the Company’s former managers. This case is currently in trial. The individual responsible for these activities is no longer with the Company.

In 2017, the Court ruled China Jinxin, Tianjin Tianxin Mining Co., Ltd., (“Tianxin”, controlled by Jiazheng Liu) and Jiazheng Liu (the Company’s major shareholder) to be jointly responsible for paying loans and court fees of RMB 6,187,268 ($0.95 million). However, since the actual borrower was Tianxin and China Jinxin never received the loan proceeds, in April 2018, China Jinxin, Tianxin and Jiazheng Liu entered a three-party agreement and mutually agreed Tianxin will be fully responsible for repaying the loan and court fees in full. The Company claims it never received these loans and will appeal.

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

In May 2017, the court ordered the Company to compensate six individuals who were former employees of China Huaxin an aggregate of RMB 146,082 ($22,356) as a result of termination of their labor contracts. On February 14, 2018, the Company repaid RMB 20,000 ($3,181). This liability was accrued in 2016.

As of December 31, 2018 and 2017, litigation payables were $0 (due to disposal of China Huaxin and China Jinxin) and $1,867,203, respectively, and recorded as other payables in the consolidated balance sheets.

18. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company is required to maintain one statutory reserve by appropriating money from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. As of each of December 31, 2018 and 2017, the statutory reserve was $557,253

19. OPERATING RISKS

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

20. BUSINESS ACQUISITION AND UNAUDITED PRO FORMA INFORMATION

On December 10, 2018, the Company entered into a series of agreements known as variable interest entity agreements, or the VIE Agreements, with Shenzhen Technology Company, and its sole shareholder, Ms. Jing Xie. In consideration of Ms. Xie’s entry into the VIE Agreements and causing Shenzhen Technology Company to enter into the VIE Agreements, the Company has agreed to issue 3,000,000 shares of its common stock to Ms. Xie. The market stock price was $0.008 per share at acquisition date. The acquisition was accounted as a business combination in accordance with ASC Topic 805 “Business Combination.”

According to ASC Topic 805, the allocation of Shenzhen Technology Company’s purchase price among assets acquired and liabilities assumed is based on estimates of the fair values. Under purchase method of accounting, the total purchase price is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values with the excess changed to goodwill. Or in opposite, if the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred that excess in earnings is recognized as a gain attributable to the acquirer. Accordingly, the Company recognized a bargain purchase gain of $6,530 from this acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amount
Cash & equivalents	$12,724
Accounts receivable, net	44,791
Other receivables	24,585
Property and equipment, net	7,796
Accounts payable	(41,367)
Other payables and accrued liabilities	(17,999)
Purchase price	(24,000)
Bargain purchase gain	$6,530

The following unaudited pro forma consolidated results of operations of Adamant and Shenzhen Technology Company for the years ended December 31, 2018 and 2017, presents the operations of Adamant and Shenzhen Technology Company as if the acquisition of Shenzhen Technology Company occurred on January 1, 2018 and 2017, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	For the Years Ended December 31,
	2018	2017
	(Unaudited)
Net sales	$153,491	$399,580

Net income (loss)	$21,274,081	$(7,183,635)

Basic and diluted weighted average shares outstanding	$69,760,110	$69,735,452

Basic and diluted income (loss) per share	$0.30	$(0.10)

21. DISPOSAL OF SUBSIDIARIES

On December 22, 2018, Adamant entered into an Exchange Agreement (the “Exchange Agreement”), among the Company, certain of its subsidiaries and 16 shareholders of the Company holding in the aggregate 53,782,198 shares of the Company’s common stock (the “Exiting Shareholders”).

Pursuant to the Exchange Agreement, the Company transferred all of the outstanding shares of its subsidiary, China Huaxin, to the Exiting Stockholders in exchange for 48,403,969 shares of the Company’s common. The market stock price was $0.01 per share at disposal date.

The following table summarizes the carrying value of the assets and liabilities disposed of China Huaxin at the closing date of disposal. The excess of the selling price over the carrying value of the net assets disposed was recorded as gain from disposal of subsidiary of $22,239,222.

Amount
Cash	$9,353
Inventory	425,239
Fixed assets, net	14,398,387
Intangible assets, net	2,562,013
Goodwill	5,830,629
Accounts payable	(2,879,080)
Accrued liabilities and other payables	(9,376,386)
Notes Payable – unrelated party	(2,558,355)
Notes Payable – related party	(7,022,963)
Advance from related party	(23,144,019)
Selling Price	(484,040)
Gain on sale of China Huaxin	$22,239,222

The following table summarizes the carrying value of the assets and liabilities disposed of China Huaxin at December 31, 2017 for the purpose of comparative period comparison for the discontinued operations.

Amount
Cash	$9,792
Inventory	446,650
Fixed assets, net	17,224,834
Intangible assets, net	2,753,715
Goodwill	6,124,204
Accounts payable	(3,039,347)
Accrued liabilities and other payables	(8,687,096)
Notes Payable – unrelated party	(2,687,169)
Notes Payable – related party	(7,376,572)
Advance from related party	(23,929,422)
Net deficit	$19,160,411

On December 22, 2018, the Company, certain of its subsidiaries and the Exiting Shareholders also entered into a Termination Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the Company, China Jinxin, China Tongda, and the Exiting Shareholders terminated the series of agreements known as variable interest entity agreements, or VIE Agreements, pursuant to which the Company acting through China Tongda, controlled the operations of China Jinxin and was to receive the economic benefits of the operations of China Jinxin. As a result of the termination of the VIE Agreements, control of China Jinxin reverted to the Exiting Shareholders and the Company no longer has any influence over the operations of China Jinxin or any interest in its assets or the results of its operations. In consideration for the termination of the VIE Agreements, the Company received an aggregate of 5,378,219 shares of its common stock. The market stock price was $0.01 per share at disposal date.

The following table summarizes the carrying value of the assets and liabilities disposed of China Jinxin at the closing date of disposal. The excess of the selling price over the carrying value of the net assets disposed was recorded as gain from disposal of subsidiary of $2,688,996.

Amount
Cash	$146
Inventory	11,270
Other current assets	3,820,088
Fixed assets, net	5,102,761
Intangible assets, net	292,702
Accounts payable	(222)
Accrued liabilities and other payables	(980,670)
Advance from related parties	(9,890,498)
Long term payable	(801,375)
Long term loan	(189,416)
Selling price	(53,782)
Gain on sale of China Jinxin	$2,688,996

The following table summarizes the carrying value of the assets and liabilities disposed of China Jinxin at December 31, 2017 for the purpose of comparative period comparison for the discontinued operations.

Cash	$379
Inventory	11,756
Other current assets	4,030,471
Fixed assets, net	5,826,731
Intangible assets, net	345,474
Accounts payable	(233)
Accrued liabilities and other payables	(952,863)
Advances from related parties	(10,282,463)
Long term payables	(841,724)
Long term loan	(198,954)
Net deficit	$2,061,426

22. SUBSEQUENT EVENT

On March 22, 2019, the Company entered into a Subscription Agreement with Wanli Liu for the sale of 2,498,750 shares of common stock for $49,975 ($0.02 per share). The issuance and sale of the shares was exempt from the registration requirements of the Securities Act pursuant to Regulation S. Wanli Liu is a non-U.S. Person. The certificates representing the shares are imprinted with a restrictive legend.

