Form 10-Q
period 2019-03-31
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2019-05-31
CIK 1171008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2019

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________.

COMMISSION FILE NUMBER: 000-49729

Adamant DRI Processing and Minerals Group

(Exact Name of Registrant as Specified in its Charter)

Nevada	61-1745150
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4D, Block B, Nanhai Building, Nanshan District Shenzhen, Peoples’ Republic of China	n/a
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: 86-18126523457

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

At May 16, 2019 we had outstanding 19,110,005 shares of common stock.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2019	DECEMBER 31, 2018
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$27,206	$34,389
Accounts receivable	4,337	50,953
Other receivables	678	23,322
Note receivable	15,883	15,583

Total current assets	48,104	124,247

NONCURRENT ASSETS
Property and equipment, net	389,237	412,568

Total noncurrent assets	389,237	412,568

TOTAL ASSETS	$437,341	$536,815

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$70,957
Accrued liabilities and other payables	94,462	11,424
Income tax payable	216	4,363
Advance from related parties	4,455	4,371

Total current liabilities	99,133	91,115

STOCKHOLDERS’ EQUITY
Convertible preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 15,977,922	15,978	15,978
Additional paid in capital	7,533,914	7,533,914
Share to be issued	69,000	-
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	1,858,434	1,927,713
Accumulated deficit	(9,696,371)	(9,589,158)

Total stockholders’ equity	338,208	445,700

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$437,341	$536,815

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2019	2018

Net sales	$6,460	$-

Cost of services provided	4,699	-

Gross profit	1,761	-

Operating expenses
Selling expense	1,877	-
General and administrative	106,960	153,901

Total operating expenses	108,837	153,901

Loss from operations	(107,076)	(153,901)

Non-operating income (expenses)
Interest income	18	16
Other expense	(67)	-
Bank charges	(88)	(64)

Total non-operating expenses, net	(137)	(48)

Loss before income tax	(107,213)	(153,949)

Income tax expense	-	-

Loss from continuing operations	(107,213)	(153,949)

Loss from operations of discontinued entities, net of tax	-	(1,273,064)

Net loss	(107,213)	(1,427,013)

Other comprehensive loss
Foreign currency translation loss	(69,279)	(828,073)

Total comprehensive loss	$(176,492)	(2,255,086)

Basic and diluted weighted average shares outstanding	15,977,922	66,760,110

Basic and diluted net loss per share	$(0.01)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(107,213)	$(1,427,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,468	743,047
Stock compensation expense	69,000	131,250
Bad debt expense	2,638	-
Changes in deferred taxes	-	4,356
Changes in assets and liabilities:
Accounts receivable	51,062	-
Other receivables	(6,119)	-
Advance to suppliers	-	(997)
Accounts payable	(72,183)	(15,715)
Accrued liabilities and other payables	12,766	234,440
Taxes payable	(4,223)	(189)

Net cash used in operating activities	(30,804)	(330,821)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of fixed asset	22,974	-

Net cash provided by investing activities	22,974	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	-	330,252

Net cash provided by financing activities	-	330,252

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	647	1,262

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS AND RESTRICTED CASH	(7,183)	693

CASH & EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	34,389	34,175

CASH & EQUIVALENTS AND RESTRICTED CASH , END OF PERIOD	$27,206	$34,868

Supplemental Cash Flow Data:
Income tax paid	$-	$615
Interest paid	$-	$18,877

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Preferred shares	Common shares	Amount	Additional paid in capital	Shares to be issued	Statutory reserves	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ (deficit)

Balance at December 31, 2017	-	66,760,110	$66,760	$7,996,954	$-	$557,253	$(30,858,002)	$745,889	$(21,491,146)

Net loss	-	-	-	-	-	-	(1,427,013)	-	(1,427,013)

Foreign currency translation loss	-	-	-	-	-	-	-	(828,073)	(828,073)

Balance at March 31, 2018	-	66,760,110	$66,760	$7,996,954	$-	$557,253	$(32,285,015)	$(82,184)	$(23,746,232)

	Preferred shares	Common shares	Amount	Additional paid in capital	Shares to be issued	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity

Balance at December 31, 2018	-	15,977,922	$15,978	$7,533,914	$-	$557,253	$(9,589,158)	$1,927,713	$445,700

Net loss	-	-	-	-	-	-	(107,213)	-	(107,213)

Shares to be issued	-	-	-	-	69,000	-	-	-	69,000

Foreign currency translation loss	-	-	-	-	-	-	-	(69,279)	(69,279)

Balance at December 31, 2018	-	15,977,922	$15,978	$7,533,914	$69,000	$557,253	$(9,696,371)	$1,858,434	$338,208

The accompanying notes are an integral part of the consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018

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

On December 10, 2018, the Company entered into a series of agreements known as variable interest entity agreements, or the VIE Agreements, with Shenzhen Dingshang Technology Co., Ltd. (“Shenzhen Technology Company”), and its sole shareholder, Ms. Jing Xie. Shenzhen Technology Company was founded on December 24, 2009, with registered capital of RMB1 million. The Company is dedicated to the provision of a complete set of intelligent digital implementation plans for exhibition center projects and display booths, and the provision of innovative model designs for different exhibition centers and real estate. In consideration of her entry into the VIE Agreements and causing Shenzhen Technology Company to enter into the VIE Agreements, the Company issued 3,000,000 shares of its common stock to Ms. Xie. Through the contractual arrangements among the Company and Shenzhen Technology Company, and its shareholders, the Company controls Shenzhen Technology Company’s operations and financial affairs. As a result of these agreements, Adamant is considered the primary beneficiary of Shenzhen Technology Company (see Note 2) and accordingly, Shenzhen Technology Company’s results of operations and financial condition are consolidated in the Company’s financial statements.

The consolidated interim financial information as of March 31, 2019 and for the three month periods ended March 31, 2019 and 2018 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2019, results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The Group’s current structure at March 31, 2019 is as follows:

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

Principles of Consolidation

The CFS include the financial statements of the Company, its subsidiaries and its VIE (China Jinxin) (up to disposal date) for which the Company’s subsidiary China Tongda is the primary beneficiary; China Tongda’s 100% owned subsidiaries China Huaxin (up to disposal date), and Adamant’s VIE (Shenzhen Technology Company). All transactions and balances among the Company, its subsidiaries and VIE are eliminated in consolidation.

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

Going Concern

The Company had net loss of $107,213 for the three months ended March 31, 2019, and had accumulated deficit of $9.70 million as of March 31, 2019, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had $2,638 and $6,090 bad debt allowances at March 31, 2019 and December 31, 2018, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its FV. FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2019 and December 31, 2018, there was no impairment of long-lived assets.

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

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At March 31, 2019 and December 31, 2018, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

The Act also created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the three months ended March 31, 2019, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

As of March 31, 2019, and December 31, 2018, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the three months period ended March 31, 2019 and 2018 consisted of net loss and foreign currency translation adjustments.

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

3. NOTE RECEIVABLE-BANK ACCEPTANCES

The Company sold goods or provided services to its customers and received commercial notes (bank acceptances) from them in lieu of payments. The Company discounted the commercial notes with the banks or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than one year. As of March 31, 2019 and December 31, 2018, the Company had notes receivable of $15,883 and $15,583, respectively.

4. OTHER RECEIVABLES

Other receivables consisted of the followings at March 31, 2019 and December 31, 2018:

	2019	2018
Social Security	$232	$300
Other	446	438
Receivable from disposal of vehicle	-	22,584
Total	$678	$23,322

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2019 and December 31, 2018:

	2019	2018
Production equipment	$858,380	$858,380
Office equipment	72,922	71,544
Total	931,302	929,924
Less: Accumulated depreciation	(542,065)	(517,356)
Net	$389,237	$412,568

Depreciation for the three months ended March 31, 2019 and 2018 was $23,468 and $717,184, respectively. Depreciation for the three months ended March 31, 2019 was for Shenzhen Technology Company and Real Fortune. Depreciation for the three months ended March 31, 2018 was for China Huaxin, China Jinxin and Real Fortune.

6. RELATED PARTIES TRANSACTIONS

The Company had advances from related parties of $4,455 and $4,371 at March 31, 2019 and December 31, 2018, respectively. The advance was from the Company’s management, bore no interest a2nd payable upon demand.

7. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables were $94,462 and $11,424, respectively, at March 31, 2019 and December 31, 2018, mainly consisted of accrued payroll, accrued legal fee and other miscellaneous accrued liabilities.

8. STOCKHOLDERS’ EQUITY

In March, 2019, the Company entered into a Subscription Agreement with Wanli Liu for the sale of 2,498,750 shares of the Company’s common stock for $49,975 ($0.02 per share). The issuance and sale of the shares was exempt from the registration requirements of the Securities Act pursuant to Regulation S. Wanli Liu is a non-U.S. Person. The certificates representing the shares are imprinted with a restrictive legend. The stock certificates were issued in May 2019.

In March 2019, the Company entered into a Subscription Agreement with the Company’s former CEO (resigned in May 2019) for the sale of 633,333 shares of the Company’s common stock for $19,000 ($0.03 per share). The stock certificates were issued in May 2019.

9. INCOME TAXES

The Company’s operating subsidiary is governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended March 31, 2019 and 2018:

	2019	2018
US statutory rates (benefit)	(21.0)%	(21.0)%
Tax rate difference	0.9%	8.3%
Valuation allowance on NOL	20.1%	12.7%
Tax per financial statements	0.0%	0.0%

10. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company is required to maintain one statutory reserve by appropriating money from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. As of March 31, 2019 and December 31, 2018, the statutory reserve was $557,253.

11. OPERATING RISKS

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

12. BUSINESS ACQUISITION AND UNAUDITED PRO FORMA INFORMATION

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

The following unaudited pro forma consolidated results of operations of Adamant and Shenzhen Technology Company for the three months ended March 31, 2018, presents the operations of Adamant and Shenzhen Technology Company as if the acquisition of Shenzhen Technology Company occurred on January 1, 2018. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the Three months Ended March 31, 2018

Net sales	$33,311

Net loss	(1,430,318)

Basic and diluted weighted average shares outstanding	69,760,110

Basic and diluted loss per share	$(0.02)

13. DISPOSAL OF SUBSIDIARIES

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

However, we were repeatedly frustrated in our attempts to operate our facilities by environmental initiatives undertaken by local and national governments in China which forced us to shut down our plants and upgrade them to comply with the newly enacted regulations. In addition, a downturn in the Chinese steel industry had a negative impact on our operations, as when the need for iron decreases state-owned enterprises tend to contract with other state owned enterprises to obtain supplies for reasons other than cost.

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

On December 10, 2018, we entered into a series of VIE Agreements with Shenzhen Dingshang Technology and its sole shareholder, Ms. Jing Xie. Shenzhen Technology Company was founded December 24, 2009, with registered capital of RMB1 million ($0.15 million). Shenzhen Technology Company is dedicated to the provision of a complete set of intelligent digital implementation plans for exhibition center projects and display booths, and the provision of innovative model designs for different exhibition centers and real estate. We issued 3,000,000 shares of our common stock to Ms. Xie in consideration of her entry into, and causing Shenzhen Technology Company to enter into, a series of VIE Agreements. Pursuant to the VIE Agreements, we have acquired operating control of Shenzhen Technology Company and we are considered as the primary beneficiary of Shenzhen Technology Company.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

	2019	% of Sales	2018	% of Sales	Dollar Increase / Decrease	Percentage Increase / Decrease
Revenue	$6,460	100%	$-	-%	$6,460	n/a %
Cost of services provided	4,699	73%	-	-%	4,699	n/a %
Gross profit	1,761	27%	-	-%	1,761	n/a %
Operating expenses	108,837	1,685%	153,901	-%	(129,064)	(84)%
Loss from operations	(107,076)	(1,658)%	(153,901)	-%	130,825	(85)%
Total non-operating expense, net	(137)	(2)%	(48)	-%	(89)	185%
Loss before income taxes	(107,213)	(1,660)%	(153,949)	-%	130,736	(85)%
Income tax expense	-	-%	-	-%	-	-%
Loss from continuing operations	(107,213)	(1,660)%	(153,949)	-%	130,736	(85)%
Loss from operation of discontinued entities, net of tax	-	-%	(1,273,064)	%	1,273,064	(100)%
Net loss	$(107,213)	(1,660)%	$(1,427,013)	-%	$1,403,800	(98)%

Sales

Sales for the three months ended March 31, 2019 and 2018 were $6,460 and $0, respectively. The sales for the three months ended March 31, 2019 was attributable to the service revenue of Shenzhen Technology Company.

Cost of Services Provided

Cost of services consists primarily of labor cost of Shenzhen Technology Company for creating, designing, assembling, installing and setting up exhibition center projects and display booths. Cost of services for the three months ended March 31, 2019 and 2018 was $4,699 and $0, respectively.

Gross Profit

The gross profit for the three months ended March 31, 2019 and 2018 was $1,761 and $0, respectively.

Operating Expenses

Operating expenses consist mainly of employee salaries, business meeting and promotional expenses, depreciation and amortization of items not associated with production, utilities and audit and legal expenses.

Operating expenses were $108,837 for the three months ended March 31, 2019, compared to $153,901 for the three months ended March 31, 2018, a decrease of $45,064 or 29%, primarily as a result of a decrease of our stock based compensation expense by $62,250.

Non-operating expense, Net

Non-operating expense was $137 for the three months ended March 31, 2019, compared to $48 for the three months ended March 31, 2018.

Loss from Continuing Operations

Loss from continuing operations was $107,213 for the three months ended March 31, 2019, compared to loss from continuing operation of $153,949 for the three months ended March 31, 2018. The $46,736 or 30% decrease in loss from continuing operations was mainly due to the decrease of general and administrative expense as described above.

Loss from Operations of Discontinued Entities

Loss from operations of discontinued entities was $0 for the three months ended March 31, 2019, compared to $1,273,064 for the three months ended March 31, 2018, which was the operation of China Jinxin and China Huaxin.

Net Loss

We had a net loss of $107,213 for the three months ended March 31, 2019, compared to net loss of $1,427,013 for the three months ended March 31, 2018. The decrease in our net loss resulted from the decrease loss from operations of discontinued entities as described above.

Liquidity and Capital Resources

As of March 31, 2019, cash and equivalents and restricted cash were $27,206, compared to $34,389 as of December 31, 2018. At March 31, 2019, we had a working capital deficit of $36,029. The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2019 and 2018, respectively.

	2019	2018
Net cash used in operating activities	$(30,804)	$(330,821)
Net cash provided by investing activities	22,974	-
Net cash provided by financing activities	$-	$330,252

Net cash used in operating activities

Net cash used in operating activities was $30,804 for the three months ended March 31, 2019, compared to $330,821 for the three months ended March 31, 2018. The decrease of cash outflow from operating activities for the three months ended March 31, 2019 was principally attributable to 1) decreased net loss by $1,319,800, which was partly offset by decreased depreciation expense by $719,579 (due to disposal of China Jinxin and China Huaxin) and decreased stock compensation expense by $62,250; 2) increased cash inflow from accounts receivable of $51,062, which was partly offset by decreased cash inflow from accrued liability and other payable by $221,674 and increased cash outflow on accounts payable by $56,468.

Net cash provided by investing activities

Net cash provided by investing activities was $22,974 for the three months ended March 31, 2019, compared to net cash provided by investing activities of 0 for the three months ended March 31, 2018. The net cash provided by investing activities in the three months ended March 31, 2019 was the proceeds received from a vehicle which was disposed in 2018.

Net cash provided by financing activities

Net cash provided by financing activities was $0 for the three months ended March 31, 2019, compared to net cash provided by financing activities of $330,252 for the three months ended March 31, 2018. The net cash provided by financing activities in 2018 was from the advances from related parties.

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

Going Concern

We incurred net loss of $107,213 for the three months ended March 31, 2019, and had accumulated deficit of $9.70 million as of March 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

At March 31, 2019, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at March 31, 2019, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to ensure that our financial statements are in accordance with US GAAP.

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described under the heading “Risk Factors” in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 2 of Part I of this report and our consolidated financial statements and related notes included in Item 1 of Part I of this report. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the SEC.

Except as otherwise disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 2 of Part I of this report and our consolidated financial statements and related notes included in Item 1 of Part I of this report, there have been no material changes in the risk factors previously disclosed in the 2018 Form 10-K.

Item 6 - Exhibits

The following exhibits are filed with this amendment to this report:

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMANT DRI PROCESSING AND MINERALS GROUP

Dated: May 30, 2019	By:	/s/ Jing Xie
Jing Xie
Chief Executive Officer

