Form 10-Q
period 2021-06-30
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2021-08-10
CIK 1171008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2021

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________.

COMMISSION FILE NUMBER: 000-49729

Adamant DRI Processing and Minerals Group

(Exact Name of Registrant as Specified in its Charter)

Nevada	61-1745150
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6305 Hilltop Court
Fort Lee, New Jersey	07024
(address of principal executive offices)	(zip code)

Issuer’s telephone number: 714 858-1147

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

At August 6, 2021 we had outstanding 16,110,005 shares of common stock.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2021	DECEMBER 31, 2020
	(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash & equivalents	$-	$-
Prepaid expense	3,300	-

Total current assets	3,300	-

TOTAL ASSETS	$3,300	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued liabilities and other payables	$3,421	$200
Advance from related party	31,631	5,000

Total current liabilities	35,052	5,200

STOCKHOLDERS’ EQUITY
Convertible preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 16,110,005 shares	16,110	16,110
Additional paid in capital	7,538,557	7,538,557
Accumulated other comprehensive income	1,858,434	1,858,434
Accumulated deficit	(9,444,823)	(9,418,301)

Total stockholders’ equity	(31,722)	(5,200)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,330	$-

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2021	2020	2021	2020

Net sales	$-	$-	$-	$-

Cost of services provided	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
General and administrative	26,522	1,250	1,676	625

Total operating expenses	26,522	1,250	1,676	625

Loss from operations	(26,522)	(1,250)	(1,676)	(625)

Loss before income tax	(26,522)	(1,250)	(1,676)	(625)

Income tax expense	-	-	-	-

Net loss	(26,522)	(1,250)	(1,676)	(625)

Basic and diluted weighted average shares outstanding	16,110,005	18,476,673	16,110,005	18,476,673

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,522)	$(1,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid expense	(3,330)	-
Accrued liabilities and other payables	3,221	-

Net cash used in operating activities	(26,631)	(1,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	26,631	1,250

Net cash provided by financing activities	26,631	1,250

NET INCREASE IN CASH & EQUIVALENTS	-	-

CASH & EQUIVALENTS, BEGINNING OF PERIOD	-	-

CASH & EQUIVALENTS, END OF PERIOD	$-	$-

Supplemental Cash Flow Data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

SIX AND THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	Common shares	Amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ (deficit)
Balance at January 1, 2021	16,110,005	$16,110	$7,538,557	$(9,418,301)	$1,858,434	$(5,200)

Net loss	-	-	-	(24,846)	-	(24,846)

Balance at March 31, 2021	16,110,005	16,110	7,538,557	(9,443,147)	1,858,434	(30,046)

Net loss	-	-	-	(1,676)	-	(1,676)

Balance at June 30, 2021	16,110,005	$16,110	$7,538,557	$(9,444,823)	$1,858,434	$(31,722)

	Common shares	Amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ (deficit)
Balance at January 1, 2020	18,476,673	$18,477	$7,536,389	$(9,415,800)	$1,858,434	$(2,500)

Net loss	-	-	-	(625)	-	(625)

Balance at March 31, 2020	18,476,673	18,477	7,536,389	(9,416,425)	1,858,434	(3,125)

Net loss	-	-	-	(625)	-	(625)

Balance at June 30, 2020	18,476,673	$18,477	$7,536,389	$(9,417,050)	$1,858,434	$(3,750)

The accompanying notes are an integral part of the consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Adamant DRI Processing and Minerals Group (the “Company”), is a Nevada corporation incorporated in July 2014 and successor by merger to UHF Incorporated, a Delaware corporation (“UHF”), which in turn was the successor to UHF Incorporated, a Michigan corporation (“UHF Michigan”), as a result of domicile merger effected on December 29, 2011.

The Company had been engaged in the various business since its incorporation. The Company was not successful and discontinued the majority of its operation on March 31, 2019. Beginning from April 1, 2019, the Company plans on providing business services and financing to emerging growth entities; however, the Company did not have any revenue as of this report date.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed consolidated financial statements not misleading have been included.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes for the year ended December 31, 2020. The results of operations for the six and three months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $26,522 and $1,250 for the six months ended June 30, 2021 and 2020, respectively. The Company incurred losses of $1,676 and $625 for the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the Company had working capital deficit of $31,752, and accumulated deficit of $9,444,823. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and the Company’s efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2021 and December 31, 2020, there was no significant impairments of its long-lived assets.

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

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At June 30, 2021 and December 31, 2020, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

The Company accounts for income taxes in interim periods in accordance with FASB ASC 740-270, “Interim Reporting.” The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

Revenue Recognition

The Company follows Accounting Standards Update (“ASU”) 2014-09 (and related amendments subsequently issued in 2016), Revenue from Contracts with Customers (ASC 606).

FASB ASC Topic 606 requires use of a new five-step model to recognize revenue from customer contracts. The five-step model requires the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies each performance obligation.

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

Foreign Currency Translation and Comprehensive Income (Loss)

Prior to discontinuing the majority of its operation on March 31, 2019, the functional currency of the Company’s variable intertest entities (the “VIEs”) is RMB. For financial reporting purposes, RMB is translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Equity accounts are translated at historical rates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

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

New Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The adoption of this standard did not have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future CFS.

3. RELATED PARTIES TRANSACTIONS

The Company had advances due to a related party of $31,631 and $5,000 at June 30, 2021 and December 31, 2020, respectively. The advances were from the Company’s sole director to finance its operations. There were no written agreements for these advances and these advances are unsecured, bore no interest and are payable upon demand.

4. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables were $3,421 and $200, respectively, at June 30, 2021 and December 31, 2020.

5. STOCKHOLDERS’ EQUITY

In September 2020, the Company entered Redemption Agreements with two individual shareholders for redemption of 2,366,668 shares of the Company’s common stock for $200. While the 2,366,668 shares of common stock were retired, the $200 was not paid off as of the date of this financial statements.

6. INCOME TAXES

The Company’s federal corporate income tax rate was 21%. The following table reconciles the statutory rates to the Company’s effective tax rate for the six months ended June 30, 2021 and 2020:

	2021	2020
US statutory rates (benefit)	(21.0)%	(21.0)%
Tax rate difference	-%	-%
Valuation allowance on NOL	21.0%	21.0%
Tax per financial statements	0.0%	0.0%

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended June 30, 2021 and 2020:

	2021	2020
US statutory rates (benefit)	(21.0)%	(21.0)%
Tax rate difference	-%	-%
Valuation allowance on NOL	21.0%	21.0%
Tax per financial statements	0.0%	0.0%

7. COMMITMENTS AND CONTINGENCIES

The Company adopted ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Contingent Liability from Prior Operation

The Company had been engaged in various businesses since its incorporation. The Company was not successful and discontinued the majority of its operation on March 31, 2019. Management believes that there are no valid outstanding liabilities from prior operations. If a creditor were to come forward and claim a liability, the Company has committed to contest such claim to the fullest extent of the law. No amount has been accrued in the financial statements for this contingent liability.

8. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company did not have any material subsequent events to disclose in its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Adamant DRI Processing and Minerals Group (the “Company,” “we” or “us” or words of similar meaning), is a Nevada corporation incorporated in July 2014 and successor by merger to UHF Incorporated, a Delaware corporation (“UHF”), which in turn was the successor to UHF Incorporated, a Michigan corporation (“UHF Michigan”), as a result of domicile merger effected on December 29, 2011.

We had been engaged in various business since our incorporation. We were not successful in any of the businesses we entered and discontinued all of our remaining operations effective March 31, 2019, at which time we became a non-operating shell company with nominal assets. We also are considered a “blank check company” subject to Rule 419. We intend to seek, investigate and, if such investigation warrants, engage in a business combination which may take the form of a “reverse merger” with a private entity whose business presents an opportunity for our stockholders.

During the next 12 months, we anticipate incurring costs to file Exchange Act reports, and, if a suitable target company is found, costs to consummate acquisition. We believe we will be able to meet these costs through amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

Results of Operations

Comparison of the six months ended June 30, 2021 and 2020

	2021	% of Sales	2020	% of Sales	Dollar Increase / Decrease	Percentage Increase / Decrease
Revenue	$-	-%	$-	-%	$-	n/a %
Cost of services provided	-	-%	-	-%	-	n/a %
Gross profit	-	-%	-	-%	-	n/a %
Operating expenses	26,522	-%	1,250	-%	25,272	2,022%
Loss from operations	(26,522)	-%	(1,250)	-%	(25,272)	2,022%
Total non-operating expense, net	-	%	-	-%	-	-%
Loss before income taxes	(26,522)	-%	(1,250)	-%	(25,272)	2,022%
Income tax expense	-	-%	-	-%	-	-%
Net loss	$(26,522)	-%	$(1,250)	-%	$(25,272)	2,022%

Operating Expenses

Operating expenses were $26,522 for the six months ended June 30, 2021, compared to $1,250 for the six months ended June 30, 2020, an increase of $25,272 or 2,022%, primarily as a result of the increase of professional, audit and legal fees, which were related to SEC filings.

Loss from Operations

Loss from operations was $26,522 for the six months ended June 30, 2021, compared to loss from continuing operation of $1,250 for the six months ended June 30, 2020. The $25,272 or 2,022% increase in loss from operations was mainly due to the increase of general and administrative expense as described above.

Net Loss

We had a net loss of $26,522 for the six months ended June 30, 2021, compared to net loss of $1,250 for the six months ended June 30, 2020.

Comparison of the three months ended June 30, 2021 and 2020

	2021	% of Sales	2020	% of Sales	Dollar Increase / Decrease	Percentage Increase / Decrease
Revenue	$-	-%	$-	-%	$-	n/a %
Cost of services provided	-	-%	-	-%	-	n/a %
Gross profit	-	-%	-	-%	-	n/a %
Operating expenses	1,676	-%	625	-%	1,051	168%
Loss from operations	(1,676)	-%	(625)	-%	1,051	168%
Total non-operating expense, net	-	%	-	-%	-	-%
Loss before income taxes	(1,676)	-%	(625)	-%	1,051	168%
Income tax expense	-	-%	-	-%	-	-%
Net loss	$(1,676)	-%	$(625)	-%	$1,051	168%

Operating Expenses

Operating expenses were $1,676 for the three months ended June 30, 2021, compared to $625 for the three months ended June 30, 2020, an increase of $1,051 or 168%. We are a shell company, the expenses we incurred included edgar service fee, stock transfer agent maintenance fee, legal, auditing and accounting expenses, which were related to SEC filings

Loss from Operations

Loss from operations was $1,676 for the three months ended June 30, 2021, compared to loss from continuing operation of $625 for the three months ended June 30, 2020.

Net Loss

We had a net loss of $1,676 for the three months ended June 30, 2021, compared to net loss of $625 for the three months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, and December 31,2020, cash and equivalents and restricted cash were $0. At June 30, 2021, we had a working capital deficit of $31,752. The increase in our working capital deficit during the six months ended June 30, 2021, reflects the fact that during such period we had expenses of $26,522.

We have had to rely upon the sale of our equity securities to maintain our operations since we disposed of our interest in Shenzhen Technology Company in 2019. We anticipate incurring a minimum of $50,000 in expenses over the next twelve months and could incur more significant expenses in connection with any proposed acquisition. In all likelihood we will remain dependent upon the efforts of our sole director and officer, and his willingness and that of our principal stockholders to provide the capital necessary to continue our business and fund our cash needs until we generate meaningful revenues. There can be no assurance that we will be able to raise the funds necessary to fund our operations until such time as we complete a business combination and we cannot assure you that we can identify a suitable business to acquire or combine with. If we were to fail to raise the capital necessary to maintain our operations our common stock would likely become worthless.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2021 and 2020, respectively.

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(26,631)	$(1,250)
Net cash used in investing activities	$-	-
Net cash provided by financing activities	$26,631	$1,250

Net cash used in operating activities

Net cash used in operating activities was $26,631 and $1,250 for the six months ended June 30, 2021 and 2020, respectively. The increase of cash outflow from operating activities for the six months ended June 30, 2021 was mainly due to increased net loss resulting from increased profession fees.

Net cash used in investing activities

Net cash used in investing activities was $0 for the six months ended June 30, 2021 and 2020, respectively.

Net cash provided by financing activities

Net cash provided by financing activities was $26,631 and $1,250 for the six months ended June 30, 2021 and 2020, respectively. The net cash provided by financing activities were advances from a related party for paying certain expenses of the Company.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern. We incurred losses of $26,522 and $625 for the six and three months ended June 30, 2021, respectively. As of June 30, 2021, we had a working capital deficit of $31,752, and accumulated deficit of $9,444,823. These factors raise substantial doubt about our ability to continue as a going concern. Our capital requirements will depend on many factors including whether we can identify a target for acquisition. In all likelihood we will remain dependent upon the efforts of our sole director and officer, and his willingness and that of our principal stockholders to provide the capital necessary to continue our business and fund our cash needs until we generate meaningful revenues. There can be no assurance that we will be able to raise the funds necessary to fund our operations until such time as we complete a business combination. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition

The Company follows Accounting Standards Update (“ASU”) 2014-09 (and related amendments subsequently issued in 2016), Revenue from Contracts with Customers (ASC 606). The core principle underlying FASB ASC 606 is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized when control of goods and services transfers to a customer.

FASB ASC Topic 606 requires use of a new five-step model to recognize revenue from customer contracts. The five-step model requires the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies each performance obligation.

The Company derives its revenues from product sales and professional service contracts with its customers, with revenues recognized upon delivery of services and products. Persuasive evidence of an arrangement is demonstrated via professional service contracts and invoices; and the service price to the customer is fixed upon acceptance of the professional services contract. The Company recognizes revenue when professional service is rendered to the customer and collectability of payment is reasonably assured. These revenues are recognized at a point in time after all performance obligations are satisfied. Revenue is recognized net of returns and value-added tax charged to customers.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

At June 30, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer who is also our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at June 30, 2021, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

The material weakness in our financial controls will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to ensure that our financial statements are in accordance with US GAAP.

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described under the heading “Risk Factors” in Item 1A. of our Registration Statement on Form 10 (the “Form 10”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 2 of Part I of this report and our consolidated financial statements and related notes included in Item 1 of Part I of this report. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the SEC.

Item 6 - Exhibits

The following exhibits are filed with this amendment to this report:

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMANT DRI PROCESSING AND MINERALS GROUP

Dated: August 10, 2021	By:	/s/ Ethan Chuang
Ethan Chuang
Chief Executive Officer

