Form 10-Q
period 2021-09-30
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2021-11-12
CIK 1171008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2021

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________.

COMMISSION FILE NUMBER: 000-49729

Adamant DRI Processing and Minerals Group

(Exact Name of Registrant as Specified in its Charter)

Nevada	61-1745150
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6305 Hilltop Court
Fort Lee, New Jersey	07024
(address of principal executive offices)	(zip code)

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

At November 3, 2021 we had outstanding 16,110,005 shares of common stock.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$-	$-
Prepaid expense	3,330	-

Total current assets	3,330	-

TOTAL ASSETS	$3,330	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued liabilities and other payables	$20,499	$200
Advance from related party	37,461	5,000

Total current liabilities	57,960	5,200

STOCKHOLDERS’ EQUITY
Convertible preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 16,110,005 shares	16,110	16,110
Additional paid in capital	7,538,557	7,538,557
Accumulated other comprehensive income	1,858,434	1,858,434
Accumulated deficit	(9,467,731)	(9,418,301)

Total stockholders’ equity	(54,630)	(5,200)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,330	$-

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020

Net sales	$-	$-	$-	$-

Cost of services provided	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
General and administrative	49,430	1,875	22,908	625

Total operating expenses	49,430	1,875	22,908	625

Loss from operations	(49,430)	(1,875)	(22,908)	(625)

Loss before income tax	(49,430)	(1,875)	(22,908)	(625)

Income tax expense	-	-	-	-

Net loss	(49,430)	(1,875)	(22,908)	(625)

Basic and diluted weighted average shares outstanding	16,110,005	18,476,673	16,110,005	18,476,673

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	Common shares	Amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ (deficit)
Balance at January 1, 2021	16,110,005	$16,110	$7,538,557	$(9,418,301)	$1,858,434	$(5,200)

Net loss	-	-	-	(24,846)	-	(24,846)

Balance at March 31, 2021	16,110,005	16,110	7,538,557	(9,443,147)	1,858,434	(30,046)

Net loss	-	-	-	(1,676)	-	(1,676)
Balance at June 30, 2021	16,110,005	16,110	7,538,557	(9,444,823)	1,858,434	(31,722)

Net loss	-	-	-	(22,908)	-	(22,908)

Balance at September 30, 2021	16,110,005	$16,110	$7,538,557	$(9,467,731)	$1,858,434	$(54,630)

	Common shares	Amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ (deficit)
Balance at January 1, 2020	18,476,673	$18,477	$7,536,389	$(9,415,800)	$1,858,434	$(2,500)

Net loss	-	-	-	(625)	-	(625)

Balance at March 31, 2020	18,476,673	18,477	7,536,389	(9,416,425)	1,858,434	(3,125)

Net loss	-	-	-	(625)	-	(625)

Balance at June 30, 2020	18,476,673	18,477	7,536,389	$(9,417,050)	1,858,434	(3,750)
Redemption of common stock	(2,366,668)	(2,367)	2,167			(200)
Net loss	-	-	-	(625)	-	(625)

Balance at September 30, 2020	16,110,005	$16,110	$7,538,557	$(9,974,929)	$1,858,434	$(4,575)

The accompanying notes are an integral part of the consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,430)	$(1,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid expense	(3,330)	-
Accrued liabilities and other payables	20,299	-

Net cash used in operating activities	(32,461)	(1,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	32,461	1,875

Net cash provided by financing activities	32,461	1,875

NET INCREASE IN CASH & EQUIVALENTS	-	-

CASH & EQUIVALENTS, BEGINNING OF PERIOD	-	-

CASH & EQUIVALENTS, END OF PERIOD	$-	$-

Supplemental Cash Flow Data:
Income tax paid	$-	$-
Interest paid	$-	$-

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

The Company had been engaged in the various business since its incorporation. The Company was not successful and discontinued the majority of its operation on March 31, 2019. Beginning from April 1, 2019, the Company plans on providing business services and financing to emerging growth entities. However, the Company did not have any revenue in the periods presented.

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes for the year ended December 31, 2020. The results of operations for the nine and three months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $49,430 and $1,875 for the nine months ended September 30, 2021 and 2020, respectively. The Company incurred losses of $22,908 and $625 for the three months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the Company had working capital deficit of $54,630, and accumulated deficit of $9,467,731. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and the Company’s efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2021 and December 31, 2020, there was no significant impairments of its long-lived assets.

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

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At September 30, 2021 and December 31, 2020, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Share-based Compensation

The Company accounts for share-based compensation awards in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”. We measure all share-based payments using the fair-value at grant date. We record forfeitures as they occur. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period.

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

3. RELATED PARTIES TRANSACTIONS

The Company had advances due to a related party of $37,461 and $5,000 at September 30, 2021 and December 31, 2020, respectively. The advances were from the Company’s sole director to finance its operations. There were no written agreements for these advances and these advances are unsecured, bore no interest and are payable upon demand.

4. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables were $20,499 and $200, respectively, at September 30, 2021 and December 31, 2020.

5. STOCKHOLDERS’ EQUITY

In September 2020, the Company entered Redemption Agreements with two individual shareholders for redemption of 2,366,668 shares of the Company’s common stock for $200. The 2,366,668 shares of common stock were subsequently retired. In September 2021, the two shareholders waived the $200.

6. INCOME TAXES

The Company’s federal corporate income tax rate was 21%. The following table reconciles the statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2021 and 2020:

	2021	2020
US statutory rates (benefit)	(21.0)%	(21.0)%
Tax rate difference	-%	-%
Valuation allowance on NOL	21.0%	21.0%
Tax per financial statements	0.0%	0.0%

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended September 30, 2021 and 2020:

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

Results of Operations

Comparison of the nine months ended September 30, 2021 and 2020

	2021	% of Sales	2020	% of Sales	Dollar Increase / Decrease	Percentage Increase / Decrease
Revenue	$-	-%	$-	-%	$-	n/a %
Cost of services provided	-	-%	-	-%	-	n/a %
Gross profit	-	-%	-	-%	-	n/a %
Operating expenses	49,430	-%	1,875	-%	47,555	2,499%
Loss from operations	(49,430)	-%	(1,875)	-%	(47,555)	2,499%
Total non-operating expense, net	-	%	-	-%	-	-%
Loss before income taxes	(49,430)	-%	(1,875)	-%	(47,555)	2,499%
Income tax expense	-	-%	-	-%	-	-%
Net loss	$(49,430)	-%	$(1,875)	-%	$(47,555)	2,499%

Operating Expenses

Operating expenses were $49,430 for the nine months ended September 30, 2021, compared to $1,875 for the nine months ended September 30, 2020, an increase of $47,555 or 2,536%, primarily as a result of the increase of professional, audit and legal fees, which were related to SEC filings.

Loss from Operations

Loss from operations was $49,430 for the nine months ended September 30, 2021, compared to loss from continuing operation of $1,875 for the nine months ended September 30, 2020. The $47,555 or 2,536% increase in loss from operations was mainly due to the increase of general and administrative expense as described above.

Net Loss

We had a net loss of $49,430 for the nine months ended September 30, 2021, compared to net loss of $1,875 for the nine months ended September 30, 2020.

Comparison of the three months ended September 30, 2021 and 2020

	2021	% of Sales	2020	% of Sales	Dollar Increase / Decrease	Percentage Increase / Decrease
Revenue	$-	-%	$-	-%	$-	n/a %
Cost of services provided	-	-%	-	-%	-	n/a %
Gross profit	-	-%	-	-%	-	n/a %
Operating expenses	22,908	-%	625	-%	22,283	3,565%
Loss from operations	(22,908)	-%	(625)	-%	(22,283)	3,565%
Total non-operating expense, net	-	%	-	-%	-	-%
Loss before income taxes	(22,908)	-%	(625)	-%	(22,283)	3,565%
Income tax expense	-	-%	-	-%	-	-%
Net loss	$(22,908)	-%	$(625)	-%	$(22,283)	3,565%

Operating Expenses

Operating expenses were $22,908 for the three months ended September 30, 2021, compared to $625 for the three months ended September 30, 2020, an increase of $22,283 or 3,565%. We are a shell company, the expenses we incurred included edgar service fee, stock transfer agent maintenance fee, legal, auditing and accounting expenses, which were related to SEC filings.

Loss from Operations

Loss from operations was $22,908 for the three months ended September 30, 2021, compared to loss from continuing operation of $625 for the three months ended September 30, 2020.

Net Loss

We had a net loss of $22,208 for the three months ended September 30, 2021, compared to net loss of $625 for the three months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, and December 31,2020, cash and equivalents and restricted cash were $0. At September 30, 2021, we had a working capital deficit of $54,630. The increase in our working capital deficit during the nine months ended September 30, 2021, reflects the fact that during such period we had expenses of $49,430.

We have had to rely on loans from our sole director to maintain our operations since we disposed of our interest in Shenzhen Technology Company in 2019. We anticipate incurring a minimum of $50,000 in expenses over the next twelve months and could incur more significant expenses in connection with any proposed acquisition. In all likelihood we will remain dependent upon the efforts of our sole director and officer, and his willingness and that of our principal stockholders to provide the capital necessary to continue our business and fund our cash needs until we generate meaningful revenues. There can be no assurance that we will be able to raise the funds necessary to fund our operations until such time as we complete a business combination and we cannot assure you that we can identify a suitable business to acquire or combine with. If we were to fail to raise the capital necessary to maintain our operations our common stock would likely become worthless.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2021 and 2020, respectively.

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(32,461)	$(1,875)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$32,461	$1,875

Net cash used in operating activities

Net cash used in operating activities was $32,461 and $1,875 for the nine months ended September 30, 2021 and 2020, respectively. The increase of cash outflow from operating activities for the nine months ended September 30, 2021 was mainly due to increased net loss resulting from increased profession fees such as legal and audit.

Net cash used in investing activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2021 and 2020, respectively.

Net cash provided by financing activities

Net cash provided by financing activities was $32,461 and $1,875 for the nine months ended September 30, 2021 and 2020, respectively. The net cash provided by financing activities were advances from a related party for paying certain expenses of the Company.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern. We incurred losses of $49,430 and $22,208 for the nine and three months ended September 30, 2021, respectively. As of September 30, 2021, we had a working capital deficit of $54,630, and accumulated deficit of $9,467,731. These factors raise substantial doubt about our ability to continue as a going concern. Our capital requirements will depend on many factors including whether we can identify a target for acquisition. In all likelihood we will remain dependent upon the efforts of our sole director and officer, and his willingness and that of our principal stockholders to provide the capital necessary to continue our business and fund our cash needs until we generate meaningful revenues. There can be no assurance that we will be able to raise the funds necessary to fund our operations until such time as we complete a business combination. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At September 30, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer who is also our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at September 30, 2021, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

The material weakness in our financial controls will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to ensure that our financial statements are in accordance with US GAAP.

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

ADAMANT DRI PROCESSING AND MINERALS GROUP

Dated: November 12, 2021	By:	/s/ Ethan Chuang
Ethan Chuang
Chief Executive Officer

