Form 10-K
period 2021-12-31
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2022-02-24
CIK 1171008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

Commission File Number: 000-49729

Adamant DRI Processing and Minerals Group

(Exact name of registrant as specified in its charter)

Nevada	61-1745150
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

6305 Hilltop Court, Fort Lee, New Jersey 07024

(Address of principal executive offices)

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

As of February 22, 2022, the number of outstanding shares of the registrant’s common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 4,243,442. However, since there was no trading market for the common stock as of that date, it is impracticable to ascertain the aggregate market value of those shares as of that date.

As of February 22, 2022, we had outstanding 16,110,005 shares of common stock.

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

PART I

Item 1.	Business.

Organizational History

Adamant DRI Processing and Minerals Group, a Nevada corporation (the “Company”, referred to herein as “we,” “us,” “our,” and words of similar import), is the successor by domicile merger effected on August 29, 2014, to UHF Incorporated, a Delaware corporation (“UHF”), which was the successor by domicile merger effected on December 29, 2011 to UHF Incorporated, a Michigan corporation (“UHF-Michigan”). UHF–Michigan was incorporated on March 13, 1964.

We engaged in various business since our incorporation. We were not successful in any of the businesses we entered and discontinued all of our remaining operations effective March 31, 2019, at which time we became a non-operating shell company with nominal assets. We also are considered a “blank check company” subject to Rule 419. In August 2019 we elected to terminate our obligation to file reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and to that end filed a Form 15 with the Securities Exchange Commission. In August 2021 we filed a Registration Statement on Form 10 and became subject to the reporting requirements of the Exchange Act.

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

We have not yet entered into any definitive agreement, nor do we have any binding commitment or understanding to enter or become engaged in a transaction.

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

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present management and stockholders of our company will no longer be in control of the company. In addition, our officers and directors, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our stockholders.

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

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our company which the target company stockholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders at such time.

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

Employees

We presently have no employees. Ethan Chuang, our Chief Executive Officer and President, is engaged in outside business activities and anticipates that he will devote to our business a limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Our Principal Office

Our principal office in space provided to us by Mr. Chuang at 6305 Hilltop Court, Fort Lee, New Jersey 07024 and our telephone number is 714 858 1147.

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

We have no revenues and no operating business. We had a net loss of $60,899 and $2,500 for the years ended December 31, 2021, and 2020, respectively and a working capital deficit of ($66,099) and an accumulated stockholders’ deficit of ($9,479,200) at December 31, 2021. The report of our independent registered public accountants on our financial statements for the year ended December 31, 2021 states that these conditions, among others, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations. We have no specific plans, understandings or agreements with respect to the raising of such funds as may be necessary to support our operations and we may seek to raise the required capital by the issuance of equity or debt securities or by other means, which would likely dilute the interests of our current shareholders.

Our principal business objective for the next twelve months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our stockholders. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

We may require financing to acquire any business.

We may require financing to find an acquisition candidate and consummate a transaction. We cannot assure you that we will be successful in obtaining financing or locating a business to acquire or consummating a transaction or that any business we might acquire will be operated in a profitable manner. We have no specific plans, understandings or agreements with respect to the raising of such funds as may be necessary to complete an acquisition and we may seek to raise the required capital by the issuance of equity or debt securities or by other means, which would likely dilute the interests of our current shareholders.

We expect losses in the future because we have no revenue.

As we have no revenue generating operations, we are expecting losses over the next 12 months due to the expenses associated with operating our public company. We are not currently engaged in any revenue generating activities and cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

As a blank check company, we must comply with Rule 419 of the Securities Act if we undertake an offering of our common stock.

The Securities Act defines a “blank check company” as a development stage company that has no specific business plan or purpose whose business plan is to merge with an unidentified company or companies. Thus, we are a blank check company. Rule 419 of the Securities Act requires, in the case of a registered offering of our common stock, that we undertake certain procedural steps before any shares of stock or the proceeds of the offering are released. Such requirements include:

Depositing the net offering proceeds in escrow until an acquisition has been completed;

Depositing all securities sold in the public offering into escrow until the acquisition has been completed;

Giving public shareholders an opportunity to consider any proposed acquisition and a chance to either approve the transaction and retain their shares or get at least 90% of their funds returned from the escrow.

The need to comply with the provisions of Rule 419 could deter a target company from seeking to complete a transaction with us.

As a shell company, we are not eligible to rely upon Form S-8 to issue our securities and are subject to enhanced reporting requirements.

As a shell company we are not eligible to rely upon Form S-8 to issue securities. Further, as a blank check we are subject to enhanced specific reporting requirements, including requirements as to the information to be disclosed in connection with any public offering of our securities as specified in Rule 419. These enhanced disclosure provisions and the rights to be provided to any purchaser in a public offering of our securities impose substantial costs on and impediments to a public offering of our common stock.

Because we are a shell company and have no business, holders of our common stock may not rely upon Rule 144 until disclosure provisions applicable to blank check companies are satisfied.

Rule 144 provides that shares of our common stock may not be sold under Rule 144 until we have ceased to be a shell company and one year has elapsed from the date on which we have filed Form 10 Information. Thus, a holder of our common stock may be required to hold his shares indefinitely.

As a blank check company, our shareholders may face significant restrictions on the resale of our Common Stock due to state “blue sky” laws and due to the applicability of Rule 419.

There are state “blue sky” regulations that may adversely affect the transferability of our Common Stock. We have not registered our Common Stock for resale under the securities or “blue sky” laws of any state. We are under no obligation to register or qualify our Common Stock in any state or to advise the shareholders of any exemptions.

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

We are in a highly competitive market for business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including Special Purpose Acquisition Corporations (“SPACs”), small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

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

While seeking a business combination, Ethan Chuang, our Chief Executive Officer and President, anticipates devoting a limited time to our affairs. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

We are dependent on the services of Ethan Chuang, our Chief Executive Officer and President, to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities. The loss of the services of Mr. Chuang could have a substantial adverse effect on us.

Our ability to acquire an operating business will be largely contingent on our ability to retain Etan Chuang upon whom we will rely to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition candidates and to attract and retain a highly qualified corporate and operations level management team. The loss of the services of Mr. Chuang could have a substantial adverse effect on us.

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

Our sole officer and director, who will be responsible for preparing our financial statements and evaluating the effectiveness of our internal controls over financial reporting is not qualified to do so.

Ethan Chuang, our sole officer and director, has not been trained in accounting and has extremely limited knowledge of United States Generally Accepted Accounting Principles and the rules and regulations of the SEC applicable to financial reporting or to being a public company generally and no experience in preparing financial statements in accordance with U.S. GAAP and evaluating the effectiveness of internal controls over financial reporting.

Our lack of adequate accounting personnel is a material weakness in our financial reporting.

A company is deemed to have a material weakness in financial reporting when one or more of its internal controls over financial reporting are ineffective. Because we lack accounting personnel with training and experience in U. S. GAAP, financial reporting and the design and evaluation of internal controls over financial reporting, we have a material weakness which could result in a material misstatement in our financial statements. Any misstatement in our financial statements could cause us to have to restate our financial statements, which would be expensive, time consuming and adversely impact our ability to realize our business plan.

You will not have the ability to determine the outcome of matters requiring stockholder approval, including the acquisition of a target business.

It is anticipated that any acquisition we consummate will not require the consent of our shareholders. As a result, you will not have the ability to determine the outcome of matters related thereto.

There is no active trading market for our shares of common stock.

There is no active trading market for our common stock. There can be no assurance that a regular trading market for our securities will develop, or that if one develops, that it will be sustained. The trading price of our securities could be subject to wide fluctuations, in response to announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities. Such risks could have an adverse effect on the stock’s future liquidity.

Our common stock is subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience and objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

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

Under our Articles of Incorporation, our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to adversely affect stockholder voting power and perpetuate the board’s control over our company.

Our Board of Directors by resolution may authorize the issuance of up to one million shares of preferred stock in one or more series with such limitations and restrictions as it may determine, in its sole discretion, with no further authorization by security holders required for the issuance of such shares. The Board may determine the specific terms of the preferred stock, including: designations; preferences; conversions rights; cumulative, relative; participating; and optional or other rights, including: voting rights; qualifications; limitations; or restrictions of the preferred stock.

The issuance of preferred stock may adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our company or make removal of management more difficult. As a result, the Board of Directors’ ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect the market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 100 million shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. We cannot assure you that you will be able to sell shares when you desire to do so.

Risks Related to Ownership of Common Stock and Operation as a Public Company.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance efforts.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the extensible Business Reporting Language, or XBRL. We are required to comply with these rules. Our management and other personnel will need to devote a substantial amount of time and financial resources to comply with these requirements, as well any new requirements implemented by the SEC. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly and could lead to a diversion of management time and attention from revenue generating activities to compliance activities. We are currently unable to estimate these costs with any degree of certainty. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees or as executive officers and more expensive for us to obtain director and officer liability insurance.

The Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA has adopted rules that require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

We do not foresee paying cash dividends on our common stock in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of our common stock at or above the price they paid for them.

Item 2.	Properties.

We do not own or lease any real estate. Our sole officer and director operates out of his home.

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures.

Not applicable

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCPINK under the symbol “ADMG”. However, trading in our shares of common stock has been and continues to be limited and sporadic.

Record Holders

On February 22, 2022, we had approximately 220 holders of record of our common stock.

Sales of Unregistered Equity Securities

We did not issue or sell any other unregistered equity securities during 2021.

Purchases of Our Equity Securities

In September 2020 we entered into Redemption Agreements with two shareholders for 2,366,668 shares of our common stock for $200. The 2,366,668 shares of common stock were subsequently retired. In September 2021, the two shareholders waived receipt of the $200 which was recorded as other income in the year ended December 31, 2021.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2021.

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

We engaged in various business since our incorporation. We were not successful in any of the businesses we entered and discontinued all of our remaining operations effective March 31, 2019, at which time we became a non-operating shell company with nominal assets. In August 2021 we filed a Registration Statement on Form 10 and became subject to the reporting requirements of the Exchange Act. We also are considered a “blank check company” subject to Rule 419. We intend to seek, investigate and, if such investigation warrants, engage in a business combination which may take the form of a “reverse merger” with a private entity whose business presents an opportunity for our stockholders.

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

Results of Operations

Comparison of the years ended December 31, 2021 and 2020

	2021	% of Sales	2020	% of Sales	Dollar Increase	Percentage Increase
Revenue	$-	-%	$-	-%	$-	n/a %
Cost of services provided	-	-%	-	-%	-	n/a %
Gross profit	-	-%	-	-%	-	n/a %
Operating expenses	61,099	-%	2,500	-%	58,599	2,344%
Loss from operations	(61,099)	-%	(2,500)	-%	58,599	2,344%
Total non-operating income, net	200	%	-	-%	200	100%
Loss before income taxes	(60,899)	-%	(2,500)	-%	58,399	2,336%
Income tax expense	-	-%	-	-%	-	-%
Net loss	$(60,899)	-%	$(2,500)	-%	$58,399	2,336%

Operating Expenses

Operating expenses were $61,099 for the year ended December 31, 2021, compared to $2,500 for the year ended December 31, 2020, an increase of $58,599 or 2,344%, primarily as a result of the increase of professional fees of $51,518, which related to the SEC filings.

Loss from Operations

Loss from operations was $60,899 for the year ended December 31, 2021, compared to loss from continuing operation of $2,500 for the year ended December 31, 2020. The $58,399 or 2,336% increase in loss from operations was mainly due to the increase of professional fees as described above.

Net Loss

We had a net loss of $60,899 for the year ended December 31, 2021, compared to net loss of $2,500 for the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, and December 31, 2020, cash and equivalents and restricted cash were $0. At December 31, 2021, we had a working capital deficit of $66,099. The increase in our working capital deficit during the year ended December 31, 2021, reflects the fact that during such period we had expenses of $61,099.

We have had to rely on loans from our sole director to maintain our operations since we disposed of our interest in Shenzhen Technology Company and became a shell company in March 2019. We anticipate incurring a minimum of $50,000 in expenses over the next twelve months and could incur more significant expenses in connection with any proposed acquisition. In all likelihood we will remain dependent upon the efforts of our sole director and officer, and his willingness and that of our principal stockholders to provide the capital necessary to continue our business and fund our cash needs until we generate meaningful revenues. There can be no assurance that we will be able to raise the funds necessary to fund our operations until such time as we complete a business combination and we cannot assure you that we can identify a suitable business to acquire or combine with. If we were to fail to raise the capital necessary to maintain our operations our common stock would likely become worthless.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2021 and 2020, respectively.

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(38,581)	$(2,500)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$38,581	$2,500

Net cash used in operating activities

Net cash used in operating activities was $38,580 and $2,500 for the years ended December 31, 2021 and 2020, respectively. The increase of cash outflow from operating activities for the year ended December 31, 2021 was mainly due to the increased net loss resulting from increased profession fees related to the SEC filings.

Net cash used in investing activities

Net cash used in investing activities was $0 for the years ended December 31, 2021 and 2020, respectively.

Net cash provided by financing activities

Net cash provided by financing activities was $38,580 and $2,500 for the years ended December 31, 2021 and 2020, respectively. The net cash provided by financing activities were advances from a related party for paying expenses of the Company.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern. We incurred losses of $60,899 and $2,500 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had a working capital deficit of $66,099, and an accumulated deficit of $9,479,200. These factors raise substantial doubt about our ability to continue as a going concern. Our capital requirements will depend on many factors including whether we can identify a target for acquisition. In all likelihood we will remain dependent upon the efforts of our sole director and officer, and his willingness and that of our principal stockholders to provide the capital necessary to continue our business and fund our cash needs until we generate meaningful revenues. There can be no assurance that we will be able to raise the funds necessary to fund our operations until such time as we complete a business combination. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 7A.	Item Quantitative and Qualitative Disclosures About Market Risk.

This item does not apply to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

Our financial statements appear beginning on page F-1, immediately following the signature page of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Pursuant to a retainer letter dated April 13, 2021, the Company engaged Keith K Shen CPA, an accounting firm with offices in Brooklyn, New York, as its registered independent public accountants. The Company previously had engaged HHC, an accounting firm with offices in Forest Hills, New York, and Beijing as its registered independent public accountants. HHC last expressed an opinion on our financial statements with respect to the financial statements for the year ended December 31, 2018, which was the only year in respect of which it issued a report on our financial statements. HHC’s report on our financial statements for the year ended December 31, 2018, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern. The decision to engage Keith K Shen CPA as the Company’s registered independent public account and to terminate the engagement of HHC was approved by the Board of Directors of the Company.

During the years ended December 31, 2018 and the subsequent interim periods through the date of this filing, (i) the Company has not had any disagreements with HHC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to HHC’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods, and (ii) there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

During the Company’s two fiscal years ended December 31, 2020 and 2019, and through the date of the engagement of Keith K Shen CPA, the Company did not consult with Keith K Shen CPA on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and Keith K Shen CPA did not provide either a written report or oral advice to the Company that Keith K Shen CPA concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; (ii) any matter the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or (iii) a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures.

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

At December 31, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer/ Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at December 31, 2021, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

Our management, our Chief Executive Officer/Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

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

Our management has conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2021. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer has concluded that due to the absence of a financial staff with accounting and financial expertise and certain deficiencies in the design or operation of our internal control over financial reporting, our internal controls over financial reporting were not effective as of December 31, 2021.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

Directors and Executive Officers

Name	Age	Position
Ethan Chuang	57	Director and Chief Executive and Financial Officer

Ethan Chuang has served as a Director and the Chief Executive Officer and Chief Financial Officer of our company since September 3, 2018. Since June 2020 Mr. Chuang has served as the United States Representative of Fong Yien Industrial Co., Ltd., a Taiwanese company engaged in the manufacture and distribution of specialty eye bolts. Since 2010, Mr. Chuang has served as Director and a Vice President of China Concentric Capital Group. China Concentric is a private consulting firm that provides strategic management and advisory services to China-based companies. In his role with China Concentric, he has served as a team leader overseeing the evaluations and implementation of mergers and acquisitions, due diligence, and financial planning. Mr. Chuang received his MBA degree from California State Long Beach University in 2006.

Board Meetings; Committees and Membership

Our Board of Directors (“BOD”) did not hold any meetings during the fiscal year ended December 31, 2021, but adopted actions by unanimous written consent when necessary to effectuate corporate actions.

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

Compensation of Directors

No member of our board of directors received any compensation for services as a director during the year ended December 31, 2021 and currently no compensation arrangements are in place for the compensation of directors.

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us. Based on a review of the copies of such forms furnished to us, we believe that Ethan Chaung, our sole director and our Chief Executive Officer and Chief Financial Officer, failed to file his initial report on Form 3 reporting his ownership of our shares of common stock. We believe further that Wanli Liu, Chia-Hua Lee and China Concentric Capital Group, each of whom owns more than 10% of our outstanding shares have failed to file various reports with the SEC concerning their holdings of, and transactions in, our securities.

Shareholders Communications

Shareholders may communicate with the Board of Directors and individual directors by submitting their communications in writing to the Company’s corporate secretary at 6305 Hilltop Court, Fort Lee, New Jersey 07024. Any communications received that are directed to the BOD will be processed by the Corporate Secretary and distributed promptly to the BOD or individual directors, as appropriate. If it is unclear from the communication received whether it was intended or appropriate for the Board, the Corporate Secretary will (subject to any applicable regulatory requirements) use his business judgment to determine whether such communications should be conveyed to the BOD.

Significant Employees

Other than Ethan Chuang, we have no full-time employees or consultants whose services are materially significant to our business.

Item 11.	Executive Compensation.

Ethan Chuang is our only officer and director. Mr. Chuang did not receive any compensation for services as a director or officer in the years ended December 31, 2021 and 2020. Currently, no compensation arrangements are in place for Mr. Chuang.

Summary of Employment Agreements and Material Terms

Currently, no compensation arrangements are in place for our director or officer.

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2021, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash. Further, as a public company, we might adopt incentive plans, including stock and option plans, in order to compensate management for services rendered to the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning beneficial ownership of our common stock as of February 22, 2022 (i) any person or group with more than 5% of our common stock, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group. To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. As of February 22, 2022, we had outstanding 16,110,005 shares of common stock.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this report have been exercised. Except as noted below, each person has sole voting and investment power.

Name of Stockholder	Amount and Nature of Beneficial Ownership		Percent of Class
Our Directors and Executive Officers:
Ethan Chuang	633,333	(1)	3.9%
6305 Hilltop Court Fort Lee, New Jersey 07024
All Officers and Directors as a group	633,333		3.9%
Other Owners of More than 5% of Common Stock:
Lien-Hsiang Hu (2)(3)	5,717,240		35.49%
Wanli Liu(3)	2,498,750		15.51%
Chia-Hua Lee(3)	3.017,240		18.73%
China Concentric Capital Group Ltd.	2,600,000		16.14%

(1)	Does not include shares owned by China Concentric Capital Group of which Mr. Chuang is a Director and Vice-President. As a Vice-President of China Concentric Capital Group Mr. Chuang has authority to dispose of and vote the shares it holds in the Company. In the event of a dispute between Mr. Chung and Ms. Hu as to actions to be taken with respect to the shares in the Company held by China Concentric Capital Group, Mr. Chuang would defer to Ms. Hu.

(2)	Includes 2,600,000 shares owned by China Concentric Capital Group. Ms. Hu is the owner of all of the outstanding equity of China Concentric Capital Group.

(3)	c/o China Concentric Capital Group, 1120 Avenue of the Americas, New York, New York 10036.

Item 13.	Certain Relationships And Related Transactions, And Director Independence.

Transactions with Related Persons

The following includes a summary of certain transactions, including all those which occurred since January 1, 2020, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Advances from Related Parties

At December 31, 2021 and 2020 we owed $43,581 and $5,000, respectively to Mr. Chuang for advances to meet operating needs. This advance bears no interest and is payable upon demand.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of the fees billed to us for professional services rendered by our registered independent public accountants for the fiscal year ended December 31, 2021 and 2020. Keith K. Zhen, CPA has served as our registered independent public accountants since April 13, 2021.

	Fiscal year ended December 31,
	2021	2020

Audit Fees	$10,000	$13,000
Audit Related Fees	-
Tax Fees	-
All Other Fees	-
	$10,000	$13,000

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

Our BOD has reviewed our audited financial statements contained in our Annual Report on Form 10-K for the 2021 fiscal year. The BOD also has been advised of the matters required to be discussed pursuant to PCAOB Rule 3526 (Communication with Audit Committees Concerning Independence), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our BOD has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the BOD has determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2021 fiscal year for filing with the SEC.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

Years Ended December 31, 2021 and 2020

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference herein from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 2, 2014).

3.2	By-laws (incorporated by reference herein from Exhibit 3.4 to the Company’s Report on Form 8-K filed September 2, 2014.)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File, formatted in inline XBRL.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adamant DRI Processing and Minerals Group

Date: February 24, 2022	By:	/s/ Ethan Chuang
Ethan Chuang Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2022.

Signature	Title

/s/ Ethan Chuang	Chief Executive Officer, Chief Financial Officer and a Director
Ethan Chuang (Principal Executive and Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Adamant DRI Processing and Minerals Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Adamant DRI Processing and Minerals Group (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring net losses with significant accumulated deficit, and negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/S/ Keith K Zhen CPA
Keith K Zhen CPA

PCAOB ID 6673

We have served as the Company’s auditor since 2019

Brooklyn, NY

February 24, 2022

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2021	DECEMBER 31, 2020

ASSETS

CURRENT ASSETS
Cash & equivalents	$-	$-
Prepaid expense	-	-

Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued liabilities and other payables	$22,518	$200
Advance from related party	43,581	5,000

Total current liabilities	66,099	5,200

STOCKHOLDERS’ EQUITY
Convertible preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 16,110,005 shares	16,110	16,110
Additional paid in capital	7,538,557	7,538,557
Accumulated other comprehensive income	1,858,434	1,858,434
Accumulated deficit	(9,479,200)	(9,418,301)

Total stockholders’ deficit	(66,099)	(5,200)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2021	2020

Net sales	$-	$-

Cost of services provided	-	-

Gross profit	-	-

Operating expenses
General and administrative	61,099	2,500

Total operating expenses	61,099	2,500

Loss from operations	(61,099)	(2,500)

Other income	200	-

Loss before income tax	(60,899)	(2,500)

Income tax expense	-	-

Net loss	(60,899)	(2,500)

Basic and diluted weighted average shares outstanding	16,110,005	20,552,902

Basic and diluted net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common shares	Amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ (deficit)
Balance at January 1, 2020	18,476,673	$18,477	$7,536,390	$(9,415,801)	$1,858,434	$(2,500)

Net loss	-	-	-	(2,500)	-	(2,500)

Retirement of common stocks	(2,366,668)	(2,367)	2,167	-	-	(200)

Balance at December 31, 2020	16,110,005	16,110	7,538,557	$(9,418,301)	1,858,434	(5,200)

Net loss	-	-	-	(60,899)	-	(60,899)

Balance at December 31, 2021	16,110,005	$16,110	$7,538,557	$(9,479,200)	$1,858,434	$(66,099)

The accompanying notes are an integral part of the consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,899)	$(2,500)
Changes in assets and liabilities:
Accrued liabilities and other payables	22,318	-

Net cash used in operating activities	(38,581)	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	38,581	2,500

Net cash provided by financing activities	38,581	2,500

NET INCREASE IN CASH & EQUIVALENTS	-	-

CASH & EQUIVALENTS, BEGINNING OF PERIOD	-	-

CASH & EQUIVALENTS, END OF PERIOD	$-	$-

Supplemental Cash Flow Data:
Income tax paid	$-	$-
Interest paid	$-	$-

Supplemental disclosure of non-cash operating activities
Increase in other payable for redemption of common stock	$-	$200

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

The Company had been engaged in the various business since its incorporation. The Company was not successful and discontinued the majority of its operation on March 31, 2019 and became a shell company. Beginning from April 1, 2019, the Company plans on merging with another entity with experienced management and opportunities for growth.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $60,899 and $2,500 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had working capital deficit of $66,099, and accumulated deficit of $9,479,200. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and the Company’s efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available on acceptable terms in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is computed using shorter of useful lives of the property or the unit of depletion method. For shorter-lived assets the straight-line method over estimated lives ranging from 3 to 5 years is used as follows:

Office Equipment	3-5 years

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. The Company did not have any long-lived assets as of December 31, 2021 and 2020.

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

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At December 31, 2021 and 2020, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

The Company follows the FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

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

3. RELATED PARTIES TRANSACTIONS

The Company had advances due to a related party of $43,581 and $5,000 at December 31, 2021 and 2020, respectively. The advances were from the Company’s sole director to finance its operations. There were no written agreements for these advances and these advances are unsecured, bore no interest and are payable upon demand.

4. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables were $22,518 and $200 as of December 31, 2021 and 2020, respectively, mainly consisted of outstanding payables for legal expenses.

5. STOCKHOLDERS’ EQUITY

In September 2020, the Company entered Redemption Agreements with two individual shareholders for redemption of 2,366,668 shares of the Company’s common stock for $200. The 2,366,668 shares of common stock were subsequently retired. In September 2021, the two shareholders waived receipt of the $200 which was recorded as other income in the year ended December 31, 2021

6. INCOME TAXES

The Company’s federal corporate income tax rate was 21%. The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended December 31, 2021 and 2020:

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

