Form 10-Q
period 2022-03-31
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2022-05-13
CIK 1171008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2022

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________.

COMMISSION FILE NUMBER: 000-49729

Adamant DRI Processing and Minerals Group

(Exact Name of Registrant as Specified in its Charter)

Nevada	61-1745150
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

99 East State Street, #202
Eagle, Idaho	83616
(address of principal executive offices)	(zip code)

Issuer’s telephone number: 310 220-4280

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

At May 9, 2022 we had outstanding 16,110,005 shares of common stock.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

BALANCE SHEETS

	MARCH 31, 2022	DECEMBER 31, 2021
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$-	$-
Prepaid expense	-	-

Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued liabilities and other payables	$-	$22,518
Advance from related party	-	43,581

Total current liabilities	-	66,099

STOCKHOLDERS’ EQUITY
Convertible preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 16,110,005 shares	16,110	16,110
Additional paid in capital	7,638,908	7,538,557
Accumulated other comprehensive income	1,858,434	1,858,434
Accumulated deficit	(9,513,452)	(9,479,200)

Total stockholders’ deficit	-	(66,099)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2022	2021

Net sales	$-	$-

Cost of services provided	-	-

Gross profit	-	-

Operating expenses
General and administrative	34,252	24,846

Total operating expenses	34,252	24,846

Loss from operations	(34,252)	(24,846)

Loss before income tax	(34,252)	(24,846)

Income tax expense	-	-

Net loss	(34,252)	(24,846)

Basic and diluted weighted average shares outstanding	16,110,005	16,110,005

Basic and diluted net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	Common shares	Amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ (deficit)
Balance at January 1, 2022	16,110,005	$16,110	$7,538,557	$(9,479,200)	$1,858,434	$(66,099)

Net loss	-	-	-	(34,252)	-	(34,252)

Increase in paid in capital	-	-	100,351	-	-	100,351

Balance at March 31, 2022	16,110,005	16,110	7,638,908	$(9,513,452)	1,858,434	-

	Common shares	Amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ (deficit)
Balance at January 1, 2021	16,110,005	16,110	7,538,557	(9,418,301)	1,858,434	(5,200)

Net loss	-	-	-	(24,846)	-	(24,846)

Balance at March 31, 2021	16,110,005	$16,110	$7,538,557	$(9,443,147)	$1,858,434	$(30,046)

The accompanying notes are an integral part of the consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,252)	$(24,846)
Changes in assets and liabilities:
Accrued liabilities and other payables	(22,518)	24,221

Net cash used in operating activities	(56,770)	(625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from a related party	-	625
Capital contribution	56,770	-

Net cash provided by financing activities	56,770	625

NET INCREASE IN CASH & EQUIVALENTS	-	-

CASH & EQUIVALENTS, BEGINNING OF PERIOD	-	-

CASH & EQUIVALENTS, END OF PERIOD	$-	$-

Supplemental Cash Flow Data:
Income tax paid	$-	$-
Interest paid	$-	$-

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

On March 28, 2022, Global Strategies, Inc. completed the acquisition of 11,866,563 shares of the common stock of the Company from five shareholders which included the Company’s then sole director and officer, and his affiliates. The 11,866,563 shares represent approximately 73% of the outstanding shares of the Company as of the date hereof.

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $34,252 and $24,846 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had working capital of $0, and accumulated deficit of $9,513,452. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s efforts to complete a merger or acquisition, and the Company’s efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available on acceptable terms in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. The Company did not have any long-lived assets as of March 31, 2022 and December 31, 2021.

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

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At March 31, 2022 and December 31, 2021, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Share-based Compensation

The Company accounts for share-based compensation awards in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”. We measure all share-based payments using the fair-value at grant date. We record forfeitures as they occur. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the statement of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period.

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

New Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period.  The Company is currently evaluating the impact that ASU 2020-06 may have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future CFS.

3. RELATED PARTIES TRANSACTIONS

The Company had advances due to a related party of $0 and $43,581 at March 31, 2022 and December 31, 2021, respectively. The advances were from the Company’s former sole director and officer to finance its operations. There were no written agreements for these advances and these advances are unsecured, bore no interest and are payable upon demand.

4. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables were $0 and $22,518 as of March 31, 2022 and December 31, 2021, respectively, mainly consisting of outstanding payables for legal expenses.

5. STOCKHOLDERS’ EQUITY

In September 2020, the Company entered Redemption Agreements with two individual shareholders for redemption of 2,366,668 shares of the Company’s common stock for $200. The 2,366,668 shares of common stock were subsequently retired. In September 2021, the two shareholders waived receipt of the $200 which was recorded as other income in the year ended December 31, 2021.

During the quarter ended March 31, 2022, as a result of the purchase of approximately 73% of the outstanding shares of the Company by Global Strategies, Inc. effected on March 28, 2022, the Company’s former sole director and officer, paid in full all the outstanding accounts payable and other payables and waived the debts the Company owed him as of the acquisition date; and such transactions were recorded as a capital contribution from him.

6. INCOME TAXES

The Company’s federal corporate income tax rate was 21%. The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended March 31, 2022 and 2021:

	2022	2021
US statutory rates (benefit)	(21.0)%	(21.0)%
Tax rate difference	-%	-%
Valuation allowance on NOL	21.0%	21.0%
Tax per financial statements	0.0%	0.0%

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

8. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company did not have any material subsequent events to disclose in its financial statements.

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

On March 28, 2022, Global Strategies, Inc. completed the acquisition of 11,866,563 shares of the common stock of the Company from five shareholders which included the Company’s major shareholder also the sole director and officer, and his affiliated company. The 11,866,563 shares represent approximately 73% of the outstanding shares of the Company as of the date hereof.

Results of Operations

Comparison of the Three Months ended March 31, 2022 and 2021

	2021	% of Sales	2020	% of Sales	Dollar Increase	Percentage Increase
Revenue	$-	-%	$-	-%	$-	n/a %
Cost of services provided	-	-%	-	-%	-	n/a %
Gross profit	-	-%	-	-%	-	n/a %
Operating expenses	34,252	-%	24,846	-%	9,406	38%
Loss from operations	(34,252)	-%	(24,846)	-%	9,406	38%
Total non-operating income, net	-	%	-	-%	-	-%
Loss before income taxes	(34,252)	-%	(24,846)	-%	9,406	38%
Income tax expense	-	-%	-	-%	-	-%
Net loss	$(34,252)	-%	$(24,846)	-%	$9,406	38%

Operating Expenses

Operating expenses were $34,252 for the three months ended March 31, 2022, compared to $24,846 for the three months ended March 31, 2021, an increase of $9,406 or 38%, primarily as a result of the increase in professional fees of $9,406, which related to the SEC filings.

Loss from Operations

Loss from operations was $34,252 for the three months ended March 31, 2022, compared to loss from operations of $24,846 for the three months ended March 31, 2021. The $9,406 or 38% increase in loss from operations was mainly due to the increase in professional fees as described above.

Net Loss

We had a net loss of $34,252 for the three months ended March 31, 2022, compared to net loss of $24,846 for the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022, and December 31, 2021, cash and equivalents and restricted cash were $0. At March 31, 2022, we had no working capital.

We had to rely on loans from our then sole director to maintain our operations since we disposed of our interest in Shenzhen Technology Company and became a shell company in March 2019. We anticipate incurring a minimum of $50,000 in expenses over the next twelve months and could incur more significant expenses in connection with any proposed acquisition. In all likelihood we will remain dependent upon the efforts of our current director and principal shareholder, and their willingness to provide the capital necessary to continue our business and fund our cash needs until we generate meaningful revenues or complete a business combination. There can be no assurance that we will be able to raise the funds necessary to fund our operations until such time as we complete a business combination and we cannot assure you that we can identify a suitable business to acquire or combine with. If we were to fail to raise the capital necessary to maintain our operations our common stock would likely become worthless.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(56,770)	$(625)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$56,770	$625

Net cash used in operating activities

Net cash used in operating activities was $56,770 and $625 for the three months ended March 31, 2022 and 2021, respectively. The increase of cash outflow from operating activities for the three months ended March 31, 2022 was mainly due to the increased net loss resulting from increased professional fees related to the SEC filings, and paid off accrued expenses of $22,518.

Net cash used in investing activities

Net cash used in investing activities was $0 for the years ended March 31, 2022 and 2021, respectively.

Net cash provided by financing activities

Net cash provided by financing activities was $56,770 and $625 for the three months ended March 31, 2022 and 2021, respectively. The net cash provided by financing activities in the three months ended March 31, 2022 and 2021, respectively, were capital contributions and loans from our former sole director and officer for paying expenses of the Company in such periods.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which were prepared in accordance with US GAAP. While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern. We incurred losses of $34,252 and $24,846 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had no working capital or assets, and an accumulated deficit of $9,513,452. These and other factors raise substantial doubt about our ability to continue as a going concern. Our capital requirements will depend on many factors including whether we can identify a target for acquisition. In all likelihood we will remain dependent upon the efforts of our sole director and officer, and his willingness and that of our principal stockholder to provide the capital necessary to continue our business and fund our cash needs until we generate meaningful revenues or complete a business combination. There can be no assurance that we will be able to raise the funds necessary to fund our operations until such time as we complete a business combination. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period.  The Company is currently evaluating the impact that ASU 2020-06 may have on its financial statements and related disclosures.

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

At March 31, 2022, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer who is also our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at March 31, 2022, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

The material weakness in our financial controls will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to ensure that our financial statements are in accordance with US GAAP.

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described under the heading “Risk Factors” in Item 1A. of our Annual Reort on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 2 of Part I of this report and our consolidated financial statements and related notes included in Item 1 of Part I of this report. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the SEC.

Item 6 - Exhibits

The following exhibits are filed with this amendment to this report:

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMANT DRI PROCESSING AND MINERALS GROUP

Dated: May 13, 2022	By:	/s/ Dr. Larry L. Eastland
Dr. Larry L. Eastland
President

