Form 10-K/A
period 2021-12-31
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2022-06-22
CIK 1171008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

Commission File Number: 000-49729

Adamant DRI Processing and Minerals Group

(Exact name of registrant as specified in its charter)

Nevada	61-1745150
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

99 State Street, #202, Eagle, Idaho 83616

(Address of principal executive offices)

(310) 220-4280

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

This amendment is being filed to check the “Yes” box on the cover page to confirm that as of December 31, 2021, and the date of the filing of the Company’s Annual Report on Form 10-K the Company was a shell company, as defined in Rule 12b-2 of the Act.

Please refer to the Report on Form 8-K dated March 28, 2022, for information regarding a change in the control of the Company.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adamant DRI Processing and Minerals Group

Date: June 22, 2022	By:	/s/ Dr. Larry L. Eastland
President and Chief Financial Officer (Principal Executive and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 22, 2022.

Signature	Title

/s/ Dr. Larry L. Eastland
Dr. Larry L. Eastland
President and Chief Financial Officer

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

