Form 10-Q
period 2022-06-30
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2022-08-12
CIK 1171008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2022

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________.

COMMISSION FILE NUMBER: 000-49729

Adamant DRI Processing and Minerals Group

(Exact Name of Registrant as Specified in its Charter)

Nevada	61-1745150
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

99 East State Street, #202
Eagle, Idaho	83616
(address of principal executive offices)	(zip code)

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

At August 5, 2022 we had outstanding 16,110,005 shares of common stock.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

BALANCE SHEETS

	JUNE 30, 2022	DECEMBER 31, 2021
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$-	$-
Prepaid expense	500	-

Total current assets	500	-

TOTAL ASSETS	$500	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued liabilities and others payable	$4,713	$22,518
Notes payable	10,519
Advance from related party	-	43,581

Total current liabilities	15,232	66,099

STOCKHOLDERS’ EQUITY
Convertible preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 16,110,005 shares	16,110	16,110
Additional paid in capital	7,639,325	7,538,557
Accumulated other comprehensive income	1,858,434	1,858,434
Accumulated deficit	(9,528,601)	(9,479,200)

Total stockholders’ deficit	(14,732)	(66,099)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$500	$-

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2022	2021	2022	2021

Net sales	$-	$-	$-	$-

Cost of services provided	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
General and administrative	49,401	26,522	15,149	1,676

Total operating expenses	49,401	26,522	15,149	1,676

Loss from operations	(49,401)	(26,522)	(15,149)	(1,676)

Loss before income tax	(49,401)	(26,522)	(15,149)	(1,676)

Income tax expense	-	-	-	-

Net loss	(49,401)	(26,522)	(15,149)	(1,676)

Basic and diluted weighted average shares outstanding	16,110,005	16,110,005	16,110,005	16,110,005

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

STATEMENTS OF STOCKHOLDERS’ DEFICIT

SIX AND THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	Common shares	Amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ (deficit)
Balance at January 1, 2022	16,110,005	$16,110	$7,538,557	$(9,479,200)	$1,858,434	$(66,099)

Net loss	-	-	-	(34,252)	-	(34,252)

Increase in paid in capital	-	-	100,351	-	-	100,351

Balance at March 31, 2022	16,110,005	16,110	7,638,908	(9,513,452)	1,858,434	-

Net loss	-	-	-	(15,149)	-	(15,149)
Increase in paid in capital	-	-	417	-	-	417

Balance at June 30, 2022	16,110,005	$16,110	$7,638,908	$(9,528,183)	$1,858,434	$(14,732)

	Common shares	Amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ (deficit)
Balance at January 1, 2021	16,110,005	$16,110	$7,538,557	$(9,418,301)	$1,858,434	$(5,200)

Net loss	-	-	-	(24,846)	-	(24,846)

Balance at March 31, 2021	16,110,005	16,110	7,538,557	(9,443,147)	1,858,434	(30,046)

Net loss	-	-	-	(1,676)	-	(1,676)

Balance at June 30, 2021	16,110,005	$16,110	$7,538,557	$(9,444,823)	$1,858,434	$(31,722)

The accompanying notes are an integral part of the consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,401)	$(26,522)
Changes in assets and liabilities:
Prepaid expense	(500)	(3,330)
Accrued liabilities and other payables	(17,805)	3,221

Net cash used in operating activities	(67,706)	(26,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from a related party	57,187	26,631
Proceeds from note payable	10,519	-

Net cash provided by financing activities	67,706	26,631

NET INCREASE IN CASH & EQUIVALENTS	-	-

CASH & EQUIVALENTS, BEGINNING OF PERIOD	-	-

CASH & EQUIVALENTS, END OF PERIOD	$-	$-

Supplemental Cash Flow Data:
Income tax paid	$-	$-
Interest paid	$-	$-

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

The Company had been engaged in various business since its incorporation. The Company was not successful and discontinued the majority of its operations on March 31, 2019 and became a shell company. Beginning from April 1, 2019, the Company plans on merging with another entity with experienced management and opportunities for growth.

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes for the year ended December 31, 2021. The results of operations for the six and three months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $49,401 and $26,522 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company had a working capital deficit of $14,732, and an accumulated deficit of $9,528,601. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s efforts to complete a merger or acquisition, and the Company’s efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available on acceptable terms in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. The Company did not have any long-lived assets as of June 30, 2022 and December 31, 2021.

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

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At June 30, 2022 and December 31, 2021, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

3. RELATED PARTIES TRANSACTIONS

The Company had advances due to a related party of $0 and $43,581 at June 30, 2022 and December 31, 2021, respectively. The advances as of December 31, 2021 were from the Company’s former sole director and officer to finance its operations. There were no written agreements for these advances and these advances are unsecured, bore no interest and are payable upon demand. The Company’s former sole director and officer waived the debts the Company owed him as of the acquisition date as more fully disclosed in Note 6; and such transactions were recorded as a capital contribution from him.

4. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables were $4,713 and $22,518 as of June 30, 2022 and December 31, 2021, respectively, mainly consisting of outstanding payables for legal expenses.

5. NOTE PAYABLE

After the acquisition, the Company signed a demand note (the “Note”) with NYJJ (Hong Kong) Limited (“NYJJ”). NYJJ was incorporated in Hong Kong and is an unrelated party of the Company. NYJJ will pay certain operating expenses for the Company. This Note shall be non-interest bearing except that upon the occurrence and continuation of an Event of Default (as defined below), interest shall accrue and be payable in cash at the rate of 12% per annum. Interest on this Note shall be compounded annually calculated based upon a year consisting of 365 days and actual days elapsed (including the first day but excluding the last day) occurring in the period for which interest is payable. This note is unsecured and payable upon demand.

The failure of the Company pays on demand any sum due under this Note within three days after demand by the Holder shall constitute an Event of Default.

6. STOCKHOLDERS’ EQUITY

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

7. INCOME TAXES

The Company’s federal corporate income tax rate was 21%. The following table reconciles the statutory rates to the Company’s effective tax rate for the six months ended June 30, 2022 and 2021:

	2022	2021
US statutory rates (benefit)	(21.0)%	(21.0)%
Tax rate difference	-%	-%
Valuation allowance on NOL	21.0%	21.0%
Tax per financial statements	0.0%	0.0%

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended June 30, 2022 and 2021:

	2022	2021
US statutory rates (benefit)	(21.0)%	(21.0)%
Tax rate difference	-%	-%
Valuation allowance on NOL	21.0%	21.0%
Tax per financial statements	0.0%	0.0%

8. COMMITMENTS AND CONTINGENCIES

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

9. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company did not have any material subsequent events to disclose in its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Adamant DRI Processing and Minerals Group (the “Company,” “we” or “us” or words of similar meaning), is a Nevada corporation incorporated in July 2014 and successor by merger to UHF Incorporated, a Delaware corporation (“UHF”), which in turn was the successor to UHF Incorporated, a Michigan corporation (“UHF Michigan”), as a result of a domicile merger effected on December 29, 2011.

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

On March 28, 2022, Global Strategies, Inc. completed the acquisition of 11,866,563 shares of our common stock from five shareholders which included the Company’s major shareholder also the sole director and officer, and his affiliated company. The 11,866,563 shares represent approximately 73% of the outstanding shares of the Company as of the date hereof.

Results of Operations

Comparison of the Six and Three Months ended June 30, 2022 and 2021

Six months:

	2022	% of Sales	2021	% of Sales	Dollar Increase	Percentage Increase
Revenue	$-	-%	$-	-%	$-	n/a %
Cost of services provided	-	-%	-	-%	-	n/a %
Gross profit	-	-%	-	-%	-	n/a %
Operating expenses	49,401	-%	26,522	-%	22,879	86.3%
Loss from operations	(49,401)	-%	(26,522)	-%	22,879	86.3%
Total non-operating income, net	-	-%	-	-%	-	-%
Loss before income taxes	(49,401)	-%	(26,522)	-%	22,879	86.3%
Income tax expense	-	-%	-	-%		-%
Net loss	$(49,401)	-%	(26,522)	-%	22,879	86.3%

Operating Expenses

Operating expenses were $49,401 and $ 26,522 for the six months ended June 30, 2022 and 2021, respectively. The increase of $22,879 or 86.3% for the six months ended June 30, 2022, compared to the comparable period in 2021, primarily is the result of the increase in professional fees of $22,136 which related to the SEC filings.

Loss from Operations

Loss from operations was $49,401 for the six months ended June 30, 2022, compared to losses from operations of $26,522 for the six months ended June 30, 2021. The $22,879 or 86.3% increase in loss from operations for the six months ended June 30, 2022, compared to the comparable period in 2021 was mainly due to the increase in professional fees as described above.

Net Loss

We had a net loss of $49,401 and $26,522 for the six months ended June 30, 2022 and 2021, respectively.

Three months:

	2022	% of Sales	2021	% of Sales	Dollar Increase	Percentage Increase
Revenue	$-	-%	$-	-%	$-	n/a %
Cost of services provided	-	-%	-	-%	-	n/a %
Gross profit	-	-%	-	-%	-	n/a %
Operating expenses	15,149	-%	1,676	%	13,473	803.9%
Loss from operations	(15,149)	-%	(1,676)	%		%
Total non-operating income, net	-	-%	-	-%	13,473	803.9%
Loss before income taxes	(15,149)	-%	(1,676)	%	13,473	803.9%
Income tax expense		-%		%		-%
Net loss	$(15,149)	-%	$(1,676)	%	13,473	803.9%

Operating Expenses

Operating expenses were $15,149 and $1,676 for the three months ended June 30, 2022 and 2021, respectively. The increase of $13,473 or 803.9% for the three months ended June 30, 2022, compared to the comparable period in 2021, primarily is the result of the increase in professional fees of $13,473, which related to the SEC filings.

Loss from Operations

Loss from operations was $15,149 and $1,676 for the three months ended June 30, 2022 and 2021, respectively. The $13,473 or 803.3% increase in loss from operations for the three months ended June 30, 2022, compared to the comparable period in 2021 was mainly due to the increase in professional fees as described above.

Net Loss

We had a net loss of $15,149 and $1,676 for the three months ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

As of June 30, 2022, and December 31, 2021, cash and equivalents and restricted cash were $0 and $0, respectively. At June 30, 2022, we had a working capital deficit of $14,732.

We have had to rely on loans from our then sole director and shareholders to maintain our operations since we disposed of our interest in Shenzhen Technology Company and became a shell company in March 2019. We anticipate incurring a minimum of $50,000 in expenses over the next twelve months and could incur more significant expenses in connection with any proposed acquisition. In all likelihood we will remain dependent upon the efforts of our current director and principal shareholder, and their willingness to provide the capital necessary to continue our business and fund our cash needs until we generate meaningful revenues or complete a business combination. There can be no assurance that we will be able to raise the funds necessary to fund our operations until such time as we complete a business combination and we cannot assure you that we can identify a suitable business to acquire or combine with. If we were to fail to raise the capital necessary to maintain our operations our common stock would likely become worthless.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2022 and 2021, respectively.

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(67,706)	$(26,631)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$67,706	$26,631

Net cash used in operating activities

Net cash used in operating activities was $67,706 and $26,631 for the six months ended June 30, 2022 and 2021, respectively. The increase of cash outflow from operating activities for the six months ended June 30, 2022 was mainly due to the increased net loss of $22,879 resulting from increased professional fees related to the SEC filings, and the increased cash outflow in accrued liabilities and other payables of $21,026, which was partly offset by decreased cash outflows from prepaid expense by $2,830.

Net cash used in investing activities

Net cash used in investing activities was $0 for the six months ended June 30, 2022 and 2021, respectively.

Net cash provided by financing activities

Net cash provided by financing activities was $67,706 and $26,631 for the six months ended June 30, 2022 and 2021, respectively. The increase in net cash provided by financing activities in the six months ended June 30, 2022 was primarily attributable to the proceeds of $10,519 from the note payable, and the increase of $30,566 for the loans from the former sole officer and director.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern. We incurred losses of $49,401 and $26,522 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had a working capital deficit of $14,732, and an accumulated deficit of $9,528,601. These and other factors raise substantial doubt about our ability to continue as a going concern. Our capital requirements will depend on many factors including whether we can identify a target for acquisition. In all likelihood we will remain dependent upon the efforts of our sole director and officer, and his willingness and that of our principal stockholder to provide the capital necessary to continue our business and fund our cash needs until we generate meaningful revenues or complete a business combination. There can be no assurance that we will be able to raise the funds necessary to fund our operations until such time as we complete a business combination. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes for the year ended December 31, 2021. The results of operations for the six and three months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Our management is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At June 30, 2022, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer who is also our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at June 30, 2022, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

The material weakness in our financial controls will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to ensure that our financial statements are in accordance with US GAAP.

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described under the heading “Risk Factors” in Item 1A. of our Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 2 of Part I of this report and our consolidated financial statements and related notes included in Item 1 of Part I of this report. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the SEC.

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

ADAMANT DRI PROCESSING AND MINERALS GROUP

Dated: August 12, 2022	By:	/s/ Dr. Larry L. Eastland
Dr. Larry L. Eastland
President

