Form 10-K
period 2022-12-31
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2023-04-18
CIK 1171008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

Commission File Number: 000-49729

Adamant DRI Processing and Minerals Group

(Exact name of registrant as specified in its charter)

Nevada	61-1745150
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

99 East State Street, #202, Eagle, Idaho 83616

(Address of principal executive offices)

(310) 220 4280

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No☐

As of June 30, 2022, the number of outstanding shares of the registrant’s common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 4,243,442. However, since there was no trading market for the common stock as of that date, it is impracticable to ascertain the aggregate market value of those shares as of that date.

As of April 13, 2023, we had outstanding 16,110,005 shares of common stock.

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

Employees

We presently have no employees. Dr. Larry L. Eastland, our President and Principal Financial Officer, is engaged in other business activities and anticipates that he will devote to our business a limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Our Principal Office

Our principal office in space provided to us by Mr. Eastland at 99 East State Street, #202, Eagle, Idaho 83616

and our telephone number is 310 220 4280.

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

We have no revenues and no operating business. We had a net loss of $71,843 and $60,899 for the years ended December 31, 2022, and 2021, respectively and a working capital deficit of $37,174, and an accumulated deficit of $9,551,043 at December 31, 2022. The report of our independent registered public accountants on our financial statements for the year ended December 31, 2022 states that these conditions, among others, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations. We have no specific plans, understandings or agreements with respect to the raising of such funds as may be necessary to support our operations and we may seek to raise the required capital by the issuance of equity or debt securities or by other means, which would likely dilute the interests of our current shareholders.

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

While seeking a business combination, Larry Eastland, our Chief Executive Officer and President, anticipates devoting a limited time to our affairs. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

We are dependent on the services of Larry Eastland, our Chief Executive Officer and President, to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities. The loss of the services of Dr. Eastland could have a substantial adverse effect on us.

Our ability to acquire an operating business will be largely contingent on our ability to retain Larry Eastland upon whom we will rely to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition candidates and to attract and retain a highly qualified corporate and operations level management team. The loss of the services of Dr. Eastland could have a substantial adverse effect on us.

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

Larry Eastland, our sole officer and director, has not been trained in accounting and has extremely limited knowledge of United States Generally Accepted Accounting Principles and the rules and regulations of the SEC applicable to financial reporting or to being a public company generally and no experience in preparing financial statements in accordance with U.S. GAAP and evaluating the effectiveness of internal controls over financial reporting.

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

Record Holders

On April 11, 2023, we had approximately 255 holders of record of our common stock.

Sales of Unregistered Equity Securities

We did not issue or sell any other unregistered equity securities during 2022.

Purchases of Our Equity Securities

We did not purchase any of our equity securities during 2022

Securities Authorized for Issuance under Equity Compensation Plans

We had no equity compensation plans in effect as of December 31, 2022, and the date hereof or as of December 31, 2022.

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

We discontinued all of our remaining business operations effective March 31, 2019, at which time we became a non-operating shell company with nominal assets. In August 2021 we filed a Registration Statement on Form 10 and became subject to the reporting requirements of the Exchange Act. We also are considered a “blank check company” subject to Rule 419. We intend to seek, investigate and, if such investigation warrants, engage in a business combination which may take the form of a “reverse merger” with a private entity whose business presents an opportunity for our stockholders.

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

Results of Operations

Comparison of the years ended December 31,2022 and 2021

	2022	2021	$ change	Percentage change
Revenue	$-	$-	$-	n/a %
Cost of services provided	-	-	-	n/a %
Gross profit	-	-	-	n/a %
Operating expenses	71,843	61,099	10,744	17.6%
Loss from operations	(71,843)	(61,099)	10,744	17.6%
Total non-operating income, net	-	200	200	100%
Loss before income taxes	(71,843)	(60,899)	10,944	18.0%
Income tax expense	-	-	-	-%
Net loss	$(71,843)	$(60,899)	$10,944	18.0%

Operating Expenses

Operating expenses were $71,843 for the year ended December 31, 2022, compared to $61,099 for the year ended December 31, 2021, an increase of $10,744 or 17.6%, primarily as a result of the increase of professional fees which related to the SEC filings.

Net Loss

We had a net loss of $71,843 for the year ended December 31, 2022, compared to net loss of $60,899 for the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, and December 31, 2021, cash and equivalents and restricted cash were $0. At December 31, 2022 and 2021, we had a working capital deficit of $37,175 and $66,099, respectively. The decrease in our working capital deficit during the year ended December 31, 2022, reflects the fact that during such period our former officer and director contributed outstanding loans and newly incurred expenses up to the time of a change of control to paid in capital.

We have had to rely on loans from our director and third party to maintain our operations since we disposed of our interest in Shenzhen Technology Company and became a shell company in March 2019. We anticipate incurring a minimum of $50,000 in expenses over the next twelve months and could incur more significant expenses in connection with any proposed acquisition. In all likelihood we will remain dependent upon the efforts of our sole director and officer, and his willingness and that of our principal stockholders to provide the capital necessary to continue our business and fund our cash needs until we generate meaningful revenues. There can be no assurance that we will be able to raise the funds necessary to fund our operations until such time as we complete a business combination and we cannot assure you that we can identify a suitable business to acquire or combine with. If we were to fail to raise the capital necessary to maintain our operations our common stock would likely become worthless.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2022 and 2021, respectively.

	Years Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	$(78,908)	$(38,581)
Net cash used in investing activities	-	-
Net cash (used in) provided by financing activities	$78,908	$38,581

Net cash used in operating activities

Net cash used in operating activities was $78,908 compared to cash used of $38,581 for the years ended December 31, 2022 and 2021, respectively. Net cash used in operating activities in fiscal year 2022 includes our net loss of $71,843 and an increase to prepaid expenses of $2,998 and a decrease in accrued expenses of $4,066. Cash used in operating activities in fiscal year 2021 relates predominantly to our net loss of $60,899 offset by an increase to accrued expenses of $22,318.

Net cash used in investing activities

Net cash used in investing activities was $0 for the years ended December 31, 2022 and 2021, respectively.

Net cash provided by financing activities

Net cash provided by financing activities was $78,908 and $38,581 for the years ended December 31, 2022 and 2021, respectively. The net cash provided by financing activities in the year ended December 31, 2022 reflects advances from the former officer of $57,187 and loans of $21,721 from a third party. The net cash provided by financing activities in the year ended December 31, 2021 were advances from the former officer for paying expenses of the Company.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern. We incurred losses of $71,843 and $60,890 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had a working capital deficit of $37,174, and an accumulated deficit of $9,551,043. These factors raise substantial doubt about our ability to continue as a going concern. Our capital requirements will depend on many factors including whether we can identify a target for acquisition. In all likelihood we will remain dependent upon the efforts of our sole director and officer, and his willingness and that of our principal stockholders to provide the capital necessary to continue our business and fund our cash needs until we generate meaningful revenues. There can be no assurance that we will be able to raise the funds necessary to fund our operations until such time as we complete a business combination. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At December 31, 2022, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer/ Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at December 31, 2022, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Our management has conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2022. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer has concluded that due to the absence of a financial staff with accounting and financial expertise and certain deficiencies in the design or operation of our internal control over financial reporting, our internal controls over financial reporting were not effective as of December 31, 2022.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

Directors and Executive Officers

Name	Age	Position
Dr. Larry L. Eastland	80	Director and Chief Executive and Financial Officer

Dr. Larry L Eastland has served as a Director and the Chief Executive Officer and Chief Financial Officer of our company since March 28, 2022

Dr. Larry Eastland is a seasoned entrepreneur who has provided business advisory services for more than three decades on four continents. He has served four U.S. Presidents including as Staff Assistant to the President; U.S. Delegate to the World Tourism Organization; Director of Operations for the Summit of Industrialized Nations; and, Deputy to the Undersecretary of State. He was a Delegate or Presidential Representative at the Republican National Convention six times, including as a Convention Director for President Gerald Ford. He is Chairman of the Board of Directors of The John A. Widtsoe Foundation, an affiliate of the University of Southern California. He earned a doctorate from USC and has taught at four universities. He is a combat decorated U.S. Marine Corps officer having served as an infantry Firebase and Company Commander in Vietnam. He served as a missionary for The Church of Jesus Christ of Latter-day Saints in Berlin, Germany during the “Berlin Crisis”. His articles have appeared in the Wall Street Journal, Conservative Battleline, Meridian Magazine, The Washington Times and The Spectator.

Board Meetings; Committees and Membership

Our Board of Directors (“BOD”) did not hold any meetings during the fiscal year ended December 31, 2022, but adopted actions by unanimous written consent when necessary to effectuate corporate actions.

Our BOD currently consists of one individual and does not have a standing audit, nominating or compensation committees. Instead, the functions that might be delegated to such committees are carried out by our BOD, to the extent required. Our BOD believes that Larry Eastland has sufficient knowledge and experience to fulfill the duties and obligations of the audit committee for the Company. However, he is not an “audit committee financial expert” within the meaning of the rules and regulations of the SEC.

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

Compensation of Directors

No member of our board of directors received any compensation for services as a director during the year ended December 31, 2022 and currently no compensation arrangements are in place for the compensation of directors.

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us. Based on a review of the copies of such forms furnished to us, we believe that Dr. Larry L Eastland, our sole director and our Chief Executive Officer and Chief Financial Officer, failed to file his initial report on Form 3 reporting his ownership of our shares of common stock. We believe further that Global Strategies, Inc., which purchased 11,866,563 shares of our common stock as of March 28, 2022, failed to file various reports with the SEC concerning its holdings of, and transactions in, our securities.

Shareholders Communications

Shareholders may communicate with the Board of Directors and individual directors by submitting their communications in writing to the Company’s corporate secretary at 99 East State Street, #202, Eagle, Idaho 83616. Any communications received that are directed to the Board of Directors will be processed by the Corporate Secretary and distributed promptly to the Board of Directors or individual directors, as appropriate. If it is unclear from the communication received whether it was intended or appropriate for the Board, the Corporate Secretary will (subject to any applicable regulatory requirements) use his business judgment to determine whether such communications should be conveyed to the Board of Directors.

Significant Employees

Other than Dr. Larry L. Eastland, we have no full-time employees or consultants whose services are materially significant to our business.

Item 11.	Executive Compensation.

Dr. Larry L. Eastland is our only officer and director. Neither Dr. Eastland nor Ethan Chaung, who served as our director prior to Dr. Eastland, received any compensation for services as a director or officer in the years ended December 31, 2022 and 2021. Currently, no compensation arrangements are in place for Dr. Eastland.

Summary of Employment Agreements and Material Terms

Currently, no compensation arrangements are in place for our director or officer.

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2022, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash. Further, as a public company, we might adopt incentive plans, including stock and option plans, in order to compensate management for services rendered to the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning beneficial ownership of our common stock as of April 13, 2023, by (i) any person or group with more than 5% of our common stock, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group. To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. As of April 11, 2023, we had outstanding 16,110,005 shares of common stock.

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

Name of Stockholder	Amount and Nature of Beneficial Ownership	Percent of Class
Our Directors and Executive Officers:
Dr. Larry Eastland	-	0%

Holders of over 5%		%

Global Strategies Inc.	11,866,563	73.65%

Total Directors, Officers and over 5% holders	11,866,563	73.65%

Item 13.	Certain Relationships And Related Transactions, And Director Independence.

Transactions with Related Persons

The following includes a summary of certain transactions, including all those which occurred since January 1, 2021, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Advances from Related Parties

At December 31, 2022 and 2021 we owed $0 and $43,581 to our former director for advances to meet operating needs. This advance has been satisfied.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of the fees billed to us for professional services rendered by our registered independent public accountants for the fiscal year ended December 31, 2022 and 2021. Keith K. Zhen, CPA has served as our registered independent public accountants since April 13, 2021.

	Fiscal year ended December 31,
	2022	2021

Audit Fees	$13,000	$10,000
Audit Related Fees	-
Tax Fees	-
All Other Fees	-
	$13,000	$10,000

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

Years Ended December 31, 2022 and 2021

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference herein from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 2, 2014).

3.2	By-laws (incorporated by reference herein from Exhibit 3.4 to the Company’s Report on Form 8-K filed September 2, 2014.)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	XBRL Instance Document – The instance document does not appear in the Interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Taxonomy Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Label
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104*	Cover Page Interactive Data File, formatted in inline XBRL.

* to be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adamant DRI Processing and Minerals Group

Date: April 17, 2023	By:	/s/ Dr. Larry L. Eastland
Dr. Larry L. Eastland Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 17, 2023.

Signature	Title

/s/ Dr. Larry L. Eastland	Chief Executive Officer, Chief Financial Officer and a Director
Dr. Larry L. Eastland (Principal Executive and Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Adamant DRI Processing and Minerals Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Adamant DRI Processing and Minerals Group (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Keith K Zhen CPA
Keith K Zhen CPA

PCAOB ID 6673

We have served as the Company’s auditor since 2021

Brooklyn, NY

April 17, 2023

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2022	DECEMBER 31, 2021

ASSETS

CURRENT ASSETS
Cash & equivalents	$-	$-
Prepaid expense	2,998	-

Total current assets	2,998	-

TOTAL ASSETS	$2,998	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued liabilities and other payables	$18,451	$22,518
Loan payable	21,721	-
Advance from related party	-	43,581

Total current liabilities	40,172	66,099

STOCKHOLDERS’ EQUITY
Convertible preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 16,110,005 shares	16,110	16,110
Additional paid in capital	7,639,325	7,538,557
Accumulated other comprehensive income	1,858,434	1,858,434
Accumulated deficit	(9,551,043)	(9,479,200)

Total stockholders’ deficit	(37,174)	(66,099)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,998	$-

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2022	2021

Net sales	$-	$-

Cost of services provided	-	-

Gross profit	-	-

Operating expenses
General and administrative	71,843	61,099

Total operating expenses	71,843	61,099

Loss from operations	(71,843)	(61,099)

Other income	-	200

Loss before income tax	(71,843)	(60,899)

Income tax expense	-	-

Net loss	(71,843)	(2,500)

Basic and diluted weighted average shares outstanding	16,110,005	20,552,902

Basic and diluted net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common shares	Amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ (deficit)
Balance at January 1, 2021	16,110,005	16,110	7,538,557	$(9,418,301)	1,858,434	(5,200)

Net loss	-	-	-	(60,899)	-	(60,899)

Balance at December 31, 2021	16,110,005	$16,110	$7,538,557	$(9,479,200)	$1,858,434	$(66,099)

Contributions by shareholders	-	-	100,768	-	-	100,768

Net loss	-	-	-	(71,843)	-	(71,843)

Balance at December 31, 2022	16,110,005	$16,110	$7,635,739	$(9551,043)	$1,858,434	$(37,175)

The accompanying notes are an integral part of the consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,843)	$(60,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in prepaid expenses	2,998	-
Accrued liabilities and other payables	(4,067)	22,318

Net cash provided by (used in) operating activities	(78,908)	(38,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable	21,721	-
Advance from related party	57,187	38,581

Net cash provided by (used in) financing activities	78,908	38,581

NET INCREASE IN CASH & EQUIVALENTS	-	-

CASH & EQUIVALENTS, BEGINNING OF YEAR	-	-

CASH & EQUIVALENTS, END OF YEAR	$-	$-

Supplemental Cash Flow Data:
Income tax paid	$-	$-
Interest paid	$-	$-

Supplemental disclosure of non-cash operating activities
Capital Contribution by shareholder	$100,768	$-

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $71,843 and $60,899 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had a working capital deficit of $37,175, and an accumulated deficit of $9,551,043. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and the Company’s efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available on acceptable terms in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. The Company did not have any long-lived assets as of December 31, 2022 and 2021.

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

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At December 31, 2022 and 2021, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Other Comprehensive Income

The Company follows the FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Accumulated other comprehensive income resulted from foreign currency translation carried forward from prior operation.

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

3. RELATED PARTIES TRANSACTIONS

The Company had advances due to a related party of $0 and $43,581 at December 31, 2022 and 2021, respectively. The advances were from the Company’s former sole director and officer to finance its operations. There were no written agreements for these advances and these advances are unsecured, bore no interest and are payable upon demand. The Company’s former sole director and officer waived the debts the Company owed him as of the acquisition date as more fully disclosed in Note 6; and such transactions were recorded as a capital contribution from him.

4. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables were $18,451 and $22,518 as of December 31, 2022 and 2021, respectively, mainly consisting of outstanding payables for accounting fees, audit fees, and legal expenses.

5. NOTE PAYABLE

In 2022, the Company signed a series of demand notes (the “Notes”) with NYJJ (Hong Kong) Limited (“NYJJ”). NYJJ was incorporated in Hong Kong and is an unrelated party of the Company. NYJJ will pay certain operating expenses for the Company. The Notes shall be non-interest bearing except that upon the occurrence and continuation of an Event of Default (as defined below), interest shall accrue and be payable in cash at the rate of 12% per annum. Interest on this Note shall be compounded annually calculated based upon a year consisting of 365 days and actual days elapsed (including the first day but excluding the last day) occurring in the period for which interest is payable. This note is unsecured and payable upon demand.

The failure of the Company to pay on demand any sum due under this Note within three days after demand by the Holder shall constitute an Event of Default.

As of December 31, 2022, the principal balance of the Notes was $21,721.

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

The Company had 16,110,005 shares issued and outstanding at December 31, 2022 and 2021.

7. INCOME TAXES

The Company’s federal corporate income tax rate was 21%. The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended December 31, 2022 and 2021:

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

9 SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company did not have any material subsequent events to disclose in its consolidated financial statements.

