Form 10-K/A
period 2022-12-31
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2023-05-22
CIK 1171008

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

DOCUMENTS INCORPORATED BY REFERENCE: None

ADAMANT DRI PROCESSING AND MINERALS GROUP

2

EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10-K of Adamant DRI Processing and Minerals Group is being filed solely to include the required XBRL information.

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

Adamant DRI Processing and Minerals Group

Date: May 22, 2023	By:	/s/ Dr. Larry L. Eastland
Dr. Larry L. Eastland Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer

In accordance with the Exchange Act, this amendment to this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 22, 2023.

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

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2022	2021

Net sales	$-	$-

Cost of services provided	-	-

Gross profit	-	-

Operating expenses
General and administrative	71,843	61,099

Total operating expenses	71,843	61,099

Loss from operations	(71,843)	(61,099)

Other income	-	200

Loss before income tax	(71,843)	(60,899)

Income tax expense	-	-

Net loss	(71,843)	(60,899)

Basic and diluted weighted average shares outstanding	16,110,005	20,552,902

Basic and diluted net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common shares	Amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ (deficit)
Balance at January 1, 2021	16,110,005	16,110	7,538,557	$(9,418,301)	1,858,434	(5,200)

Net loss	-	-	-	(60,899)	-	(60,899)

Balance at December 31, 2021	16,110,005	$16,110	$7,538,557	$(9,479,200)	$1,858,434	$(66,099)

Contributions by shareholders	-	-	100,768	-	-	100,768

Net loss	-	-	-	(71,843)	-	(71,843)

Balance at December 31, 2022	16,110,005	$16,110	$7,635,739	$(9551,043)	$1,858,434	$(37,174)

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

