Form 10-Q
period 2023-03-31
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2023-05-22
CIK 1171008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2023

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________.

COMMISSION FILE NUMBER: 000-49729

Adamant DRI Processing and Minerals Group

(Exact Name of Registrant as Specified in its Charter)

Nevada	61-1745150
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

99 East State Street, #202
Eagle, Idaho	83616
(address of principal executive offices)	(zip code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

At May 18, 2023 we had outstanding 16,110,005 shares of common stock.

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

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE OF CONTENTS FOR

FINANCIAL STATEMENTS

Three Months ended March 31, 2023 and 2022

(Unaudited)

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONDENSED BALANCE SHEETS

	MARCH 31, 2023	DECEMBER 31, 2022
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$-	$-
Prepaid expense	1,499	2,998

Total current assets	1,499	2,998

TOTAL ASSETS	$1,499	$2,998

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued liabilities and other payables (Note 3)	$24,802	$18,451
Notes payable (Note 4)	21,721	21,721
Notes payable – related party (Note 5)	2,500	-

Total current liabilities	49,023	40,172

STOCKHOLDERS’ EQUITY
Convertible preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 16,110,005 shares	16,110	16,110
Additional paid in capital	7,639,325	7,639,325
Accumulated other comprehensive income	1,858,434	1,858,434
Accumulated deficit	(9,561,393)	(9,551,043)

Total stockholders’ deficit	(47,524)	(37,174)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,499	$2,998

The accompanying notes are an integral part of these unaudited condensed financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED MARCH 31,
	2023	2022

Net sales	$-	$-

Cost of services provided	-	-

Gross profit	-	-

Operating expenses
General and administrative	10,350	34,252

Total operating expenses	10,350	34,252

Loss from operations	(10,350)	(34,252)

Net loss	(10,350)	(34,252)

Basic and diluted weighted average shares outstanding	16,110,005	16,110,005

Basic and diluted net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Common shares	Amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ (deficit)
Balance at December 31, 2022	16,110,005	$16,110	$7,635,739	$(9,551,043)	$1,858,434	$(37,174)

Net loss	-	-	-	(10,350)	-	(10,350)

Balance at March 31, 2023	16,110,005	$16,110	$7,635,739	$(9,561,393)	$1,858,434	$(47,524)

	Common shares	Amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ (deficit)
Balance at December 31, 2021	16,110,005	$16,110	$7,538,557	$(9,479,200)	$1,858,434	$(66,099)

Increase in paid in capital	-	-	100,351	-	-	100,351

Net loss	-	-	-	(34,252)	-	(34,252)

Balance at March 31, 2022	16,110,005	$16,110	$7,638,908	$(9,513,452)	$1,858,434	$-

The accompanying notes are an integral part of the unaudited condensed financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,350)	$(34,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid expenses	1,499	-
Accrued liabilities and other payables	6,351	(22,518)

Net cash provided by (used in) operating activities	(2,500)	(56,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from a related party	2,500	-
Capital Contribution	-	56,770

Net cash provided by (used in) financing activities	2,500	56,770

NET INCREASE IN CASH & EQUIVALENTS	-	-

CASH & EQUIVALENTS, BEGINNING OF YEAR	-	-

CASH & EQUIVALENTS, END OF PERIOD	$-	$-

Supplemental Cash Flow Data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed financial statements not misleading have been included.

The unaudited condensed financial statements included herein should be read in conjunction with the audited financial statements and the notes for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $10,350 and $34,252 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had a working capital deficit of $47,524, and an accumulated deficit of $9,561,393. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s efforts to complete a merger or acquisition, and the Company’s efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available on acceptable terms in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates, required by management, include the recoverability of long-lived assets and allowance for doubtful accounts. Actual results could differ from these estimates.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. The Company did not have any long-lived assets as of March 31, 2023 and December 31, 2022.

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

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At March 31, 2023 and December 31, 2022, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

3. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables were $24,802 and $18,451 as of March 31, 2023 and December 31, 2022, respectively, mainly consisting of outstanding payables to professional service providers and were related to the Company’s periodical filings with the SEC.

4. NOTES PAYABLE

During the fiscal year ended December 31, 2022, the Company signed a series of demand notes (the “Notes”) with NYJJ (Hong Kong) Limited (“NYJJ”) which were subsequently replaced with a consolidated demand note (the “Note”) in the amount of $21,721 as of December 31, 2022. NYJJ was incorporated in Hong Kong and is an unrelated party of the Company. NYJJ will pay certain operating expenses for the Company. The Notes shall be non-interest bearing except that upon the occurrence and continuation of an Event of Default (as defined below), interest shall accrue and be payable in cash at the rate of 12% per annum. Interest on this Note shall be compounded annually calculated based upon a year consisting of 365 days and actual days elapsed (including the first day but excluding the last day) occurring in the period for which interest is payable. This note is unsecured and payable upon demand.

The failure of the Company to pay on demand any sum due under this Note within three days after demand by the Holder shall constitute an Event of Default.

As of March 31, 2023 and December 31, 2022, the principal balance of the Note was $21,721.

5. NOTES PAYABLE-RELATED PARTY

During the quarter ended March 31, 2023, an advance in the amount of $2500 was received from Overview Holdings Inc., a company incorporated in the State of Idaho and owned by a direct family member of our CEO. The Company signed a demand note whereby, the note shall be non-interest bearing except that upon the occurrence and continuation of an Event of Default (as defined below), interest shall accrue and be payable in cash at the rate of 12% per annum. Interest on this Note shall be compounded annually calculated based upon a year consisting of 365 days and actual days elapsed (including the first day but excluding the last day) occurring in the period for which interest is payable. This note is unsecured and payable upon demand.

The failure of the Company to pay on demand any sum due under this Note within three days after demand by the Holder shall constitute an Event of Default.

As of March 31, 2023, the principal balance of the note was $2,500.

6. STOCKHOLDERS’ EQUITY

On March 28, 2022, Global Strategies, Inc. completed the acquisition of 11,866,563 shares of the common stock of the Company from five shareholders which included the Company’s then sole director and officer, and his affiliates. The 11,866,563 shares represent approximately 73% of the outstanding shares of the Company as of the date hereof.

In connection with the acquisition, the Company’s former sole director and officer, paid in full all the outstanding accounts payable and other payables and waived the debts the Company owed him as of the acquisition date; and such transactions were recorded as a capital contribution from him.

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

Contingent Liability from Prior Operation

The Company had been engaged in various businesses since its incorporation. The Company was not successful and discontinued the majority of its operations on March 31, 2019. Management believes that there are no valid outstanding liabilities from prior operations. If a creditor were to come forward and claim a liability, the Company has committed to contest such claim to the fullest extent of the law. No amount has been accrued in the financial statements for this contingent liability.

8. SUBSEQUENT EVENTS

On May 1, 2023, Global Strategies, Inc., the Company’s controlling shareholder, entered into an agreement to sell 11,866,563 shares of the Company’s common stock to Parks Amusements LLC, a limited liability corporation incorporated in the State of Missouri, for total consideration of $300,000. The 11,866,563 shares represent approximately 73% of the outstanding shares of the Company as of the date hereof, and the sale of common stock will effect a change in control of the Company. As of the date of this report, the transaction has not yet concluded.

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

Results of Operations

Comparison of the Three Months ended March 31, 2023 and 2022

	2023	2022	Dollar Increase (Decrease)
Revenue	$-	$-	$-
Cost of services provided	-	-	-
Gross profit	-	-	-
Operating expenses	10,350	34,252	(23,902)
Loss from operations	(10,350)	(34,252)	(23,902)
Total non-operating income, net	-	-	-
Loss before income taxes	(10,350)	(34,252)	(23,902)
Income tax expense	-	-	-
Net loss	$(10,350)	$(34,252)	$(23,902)

Loss from Operations

Operating expenses were $10,350 for the three months ended March 31, 2023, compared to $34,252 for the three months ended March 31, 2022, a decrease of $23,902, primarily as a result of the decrease in professional fees.

Net Loss

We had a net loss of $10,350 for the three months ended March 31, 2023, compared to net loss of $34,252 for the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, and December 31, 2022, cash and equivalents and restricted cash were $0, respectively. At March 31, 2023, we had prepaid expenses of $1,499 and negative working capital.

We had to rely on loans and capital contributions from affiliated parties since we disposed of our interest in Shenzhen Technology Company and became a shell company in March 2019. We anticipate incurring a minimum of $50,000 in expenses over the next twelve months and could incur more significant expenses in connection with any proposed acquisition. In all likelihood we will remain dependent upon the efforts of our current director and principal shareholder, and their willingness to provide the capital necessary to continue our business and fund our cash needs until we generate meaningful revenues or complete a business combination. There can be no assurance that we will be able to raise the funds necessary to fund our operations until such time as we complete a business combination and we cannot assure you that we can identify a suitable business to acquire or combine with. If we were to fail to raise the capital necessary to maintain our operations our common stock would likely become worthless.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(2,500)	$(56,770)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$2,500	$56,770

Net cash used in operating activities

Net cash used in operating activities was $2,500 and $56,770 for the three months ended March 31, 2023 and 2022, respectively. The decrease in the cash outflow from operating activities for the three months ended March 31, 2023 was mainly due to a reduction of expenses in the current three month period.

Net cash used in investing activities

Net cash used in investing activities was $0 for the three months ended March 31, 2023 and 2022, respectively.

Net cash provided by financing activities

Net cash provided by financing activities was $2,500 and $56,770 for the three months ended March 31, 2023 and 2022, respectively. The net cash provided by financing activities in the three months ended March 31, 2023 and 2022, respectively, were advances for paying expenses of the Company from an unrelated third party in the quarter ended March 31, 2023 and capital contributions and loans from our former sole director and officer in the quarter ended March 31, 2022.

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

Critical Accounting Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe are reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. See Note 2 – Summary of Significant Accounting Policies.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern. We incurred losses of $10,350 and $34,252 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had a working capital deficit of $47,524, and an accumulated deficit of $9,561,393. These and other factors raise substantial doubt about our ability to continue as a going concern. Our capital requirements will depend on many factors including whether we can identify a target for acquisition. In all likelihood we will remain dependent upon the efforts of our sole director and officer, and his willingness and that of our principal stockholder to provide the capital necessary to continue our business and fund our cash needs until we generate meaningful revenues or complete a business combination. There can be no assurance that we will be able to raise the funds necessary to fund our operations until such time as we complete a business combination. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At March 31, 2023, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer who is also our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at March 31, 2023, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

The material weakness in our financial controls will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2023, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to ensure that our financial statements are in accordance with US GAAP.

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described under the heading “Risk Factors” in Item 1A. of our Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 2 of Part I of this report and our financial statements and related notes included in Item 1 of Part I of this report. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the SEC.

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
President

