Form 10-Q
period 2023-06-30
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2023-08-21
CIK 1171008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO ________.

COMMISSION FILE NUMBER: 000-49729

Adamant DRI Processing and Minerals Group

(Exact Name of Registrant as Specified in its Charter)

Nevada	61-1745150
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

4 S 9th Street, Suite 201
Columbia, MO	65201
(address of principal executive offices)	(zip code)

Issuer’s telephone number: 573-818-4750

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

At August 21, 2023 we had outstanding 16,110,005 shares of common stock.

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

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE OF CONTENTS FOR

FINANCIAL STATEMENTS

Three and Six Months ended June 30, 2023 and 2022

(Unaudited)

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONDENSED BALANCE SHEETS

	June 30, 2023	DECEMBER 31, 2022
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$-	$-
Prepaid expense	-	2,998

Total current assets	-	2,998

TOTAL ASSETS	$-	$2,998

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued liabilities and other payables	$22,831	$18,451
Loans payable	21,721	21,721
Advances and loans payable – related parties	3,040	-

Total current liabilities	47,592	40,172

STOCKHOLDERS’ EQUITY
Convertible preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 16,110,005 shares	16,110	16,110
Additional paid in capital	7,661,025	7,639,325
Accumulated other comprehensive income	1,858,434	1,858,434
Accumulated deficit	(9,583,161)	(9,551,043)

Total stockholders’ deficit	(47,592)	(37,174)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$2,998

The accompanying notes are an integral part of these unaudited condensed financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022

Operating expenses
General and administrative	21,768	15,149	32,118	49,401

Total operating expenses	21,768	15,149	32,118	49,401

Loss from operations	(21,768)	(15,149)	(32,118)	(49,401)

Loss before income tax	(21,768)	(15,149)	(32,118)	(49,401)

Income tax expense	-	-	-	-

Net loss	(21,768)	(15,149)	(32,118)	(49,401)

Basic and diluted weighted average shares outstanding	16,110,005	16,110,005	16,110,005	16,110,005

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Common shares	Amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ (deficit)
Balance at January 1, 2023	16,110,005	$16,110	$7,639,325	$(9,551,043)	$1,858,434	$(37,174)

Net loss	-	-	-	(10,350)	-	(10,350)

Balance at March 31, 2023	16,110,005	16,110	7,639,325	(9,561,393)	1,858,434	(47,524)
Shareholder contribution to paid in capital	-	-	21,700	-	-	21,700
Net loss	-	-	-	(21,768)	-	(21,768)

Balance at June 30, 2023	16,110,005	$16,110	$7,661,025	(9,583,161)	1,858,434	(47,592)

	Common shares	Amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ (deficit)
Balance at January 1, 2022	16,110,005	$16,110	$7,538,557	$(9,479,200)	$1,858,434	$(66,099)

Net loss	-	-	-	(34,252)	-	(34,252)

Increase in paid in capital	-	-	100,351	-	-	100,351

Balance at March 31, 2022	16,110,005	16,110	7,638,908	(9,513,452)	1,858,434	-

Net loss	-	-	-	(15,149)	-	(15,149)
Increase in paid in capital	-	-	417	-	-	417

Balance at June 30, 2022	16,110,005	$16,110	$7,639,325	$(9,528,601)	$1,858,434	$(14,732)

The accompanying notes are an integral part of these unaudited condensed financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,118)	$(49,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid expenses	2,998	(500)
Accrued liabilities and other payables	4,380	(17,805)

Net cash provided by (used in) operating activities	(24,740)	(67,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	24,740	57,187
Proceeds from note payable	-	10,519

Net cash provided by (used in) financing activities	24,740	67,706

NET INCREASE IN CASH & EQUIVALENTS	-	-

CASH & EQUIVALENTS, BEGINNING OF YEAR	-	-

CASH & EQUIVALENTS, END OF PERIOD	$-	$-

Supplemental Cash Flow Data:
Income tax paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital contribution from Shareholder	21,700	-

The accompanying notes are an integral part of these unaudited condensed financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

NOTES THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

On May 1, 2023, Global Strategies, Inc., the Company’s then controlling shareholder, entered into an agreement to sell 11,866,563 shares of the Company’s common stock to Parks Amusements LLC, a limited liability corporation incorporated in the State of Missouri, for total consideration of $300,000. The 11,866,563 shares represent approximately 73% of the outstanding shares of the Company as of the date hereof, and the sale of common stock effected a change in control of the Company.  The transaction was closed on June 27, 2023, and the 11,866,563 shares of common stock were assigned to Nicholas Parks, the controlling member of Parks Amusements LLC,

In connection with the change of control of the Company, on June 27, 2023 the Company’s sole officer and director Dr. Larry Eastland, resigned all officer positions, and remained as a member of board of directors. Mr. Nicholas Parks was appointed CEO, CFO, President, Secretary, Treasurer and a member of the Company’s board of directors.

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

The unaudited condensed financial statements included herein should be read in conjunction with the audited financial statements and the notes for the year ended December 31, 2022. The results of operations for the six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $32,118 and $49,401 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had a working capital deficit of $47,592, and an accumulated deficit of $9,583,161. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s efforts to complete a merger or acquisition, and the Company’s efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available on acceptable terms in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. The Company did not have any long-lived assets as of June 30, 2023 and December 31, 2022.

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

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At June 30, 2023 and December 31, 2022, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

3. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables were $22,831 and $18,451 as of June 30, 2023 and December 31, 2022, respectively, mainly consisting of outstanding payables to professional service providers and were related to the Company’s periodical filings with the SEC.

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

As of June 30, 2023 and December 31, 2022, the principal balance of the Note was $21,721, which was subsequently forgiven by NYJJ on August 20, 2023.

5. RELATED PARTY TRANSACTIONS

Overview Holdings Inc.

During the quarter ended March 31, 2023, an advance in the amount of $2,500 was received from Overview Holdings Inc., a company incorporated in the State of Idaho and owned by a direct family member of our former CEO and current member of our board of directors. The Company signed a demand note whereby the note shall be non-interest bearing except that upon the occurrence and continuation of an Event of Default (as defined below), interest shall accrue and be payable in cash at the rate of 12% per annum. Interest on this Note shall be compounded annually calculated based upon a year consisting of 365 days and actual days elapsed (including the first day but excluding the last day) occurring in the period for which interest is payable. This note is unsecured and payable upon demand.

The failure of the Company to pay on demand any sum due under this Note within three days after demand by the Holder shall constitute an Event of Default.

As of June 30, 2023, the principal balance of the note was $2,500 and is reflected on the balance sheet as Advances and loans payable – related parties.

Global Strategies Inc.

On June 27, 2023, Global Strategies, Inc., the Company’s then controlling shareholder, sold 11,866,563 shares of the Company’s common stock pursuant to an agreement with Parks Amusements LLC, a limited liability corporation incorporated in the State of Missouri, of which Nicholas Parks, the Company’s current sole officer and a member of the board of directors, is a controlling member for total consideration of $300,000. The 11,866,563 shares were issued to Mr. Parks directly, and represent approximately 73% of the outstanding shares of the Company as of the date hereof. The sale of common stock effected a change in control of the Company.

Parks Amusements LLC

During the quarter ended June 30, 2023, Parks Amusements LLC, a company of which our sole officer and a member of our board of directors is a controlling member, advanced $540 to pay accounts payable. There were no written agreements for these advances and these advances are unsecured, bore no interest and are payable upon demand.

As of June 30, 2023, Parks Amusements LLC was owed $540 which is reflected on the balance sheet as Advances and loans payable – related parties.

6. STOCKHOLDERS’ EQUITY

On June 27, 2023, Nicholas Parks completed the acquisition of 11,866,563 shares of the common stock of the Company. The 11,866,563 shares represent approximately 73% of the outstanding shares of the Company as of the date hereof, and the acquisition of such common stock effected a change of control of the Company.

In connection with the change of control of the Company, Global Public Strategies Inc (“GPS Inc.”), a company owned by the Company’s former sole officer, Dr. Larry Eastland and his son waived total debt owing to GPS Inc. of $21,700 as of June 27, 2023; and such transactions were recorded as a capital contribution.

At June 30, 2023 and December 31, 2022 the Company was authorized to issue 100,000,000 shares of common stock and had 16,110,005 common shares issued and outstanding. The Company is authorized to issue 1,000,000 shares of convertible preferred stock and had no shares of convertible preferred stock issued and outstanding.

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

8. SUBSEQUENT EVENTS

Acquisition of Parks Amusements, LLC

On July 1, 2023, the Company entered into an agreement to acquire Parks Amusements, LLC, a limited liability company organized in the State of Missouri. Parks Amusements, LLC is the operator of family entertainment venues. The agreement calls for the issuance of a total of 70,000,000 shares of our common stock to the members of Parks Amusements LLC. Our sole officer and a director of the Company is the controlling stockholder of Parks Amusements LLC and with his spouse will receive a total of 63,050,000 shares of common stock. This acquisition has not yet been closed and the 70,000,000 shares of common stock have not yet been issued as of the date of this report.

Service Agreement with Global Public Strategies Inc.

Effective July 1, 2023, the Company entered an agreement for services with Global Public Strategies Inc. (“GPS”), a company incorporated in the State of Idaho, whose managing director is Dr. Larry Eastland, a director of the Company. Under the agreement, GPS or their assigns will receive a total of 1,000,000 shares of common stock of the Company for serving as a strategic advisor to the Company for a period of five years. The agreement also calls for the further consideration to be paid in cash equivalent or as follows:

i.	1,000,000 options for common shares on the first anniversary of this Agreement at $0.10 per share;
ii.	1,000,000 options for common shares on the second anniversary of this Agreement at $0.15 per share;
iii.	1,000,000 options for common shares on the third anniversary of this Agreement at $0.20 per share; and,
iv.	1,000,000 options for common shares on the fourth anniversary of this Agreement at $0.20 per share.

As of the date of this filing, no shares and options have been issued for the aforementioned services agreement.

Amendment to Authorized Capital

On July 19, 2023, the Company submitted an amendment to its authorized capital to the Nevada Secretary of State as follows:

The Corporation shall be authorized to issue 550,000,000 shares of capital stock, of which 500,000,000 shares shall be shares of Common Stock, $0.001 par value (“Common Stock”), and 50,000,000 shares shall be shares of Preferred Stock, $0.001 par value (“Preferred Stock”). The amendment was filed and is awaiting acceptance from the Nevada Secretary of State as of the date of this filing.

Forgiveness of Notes Payable to NYJJ (Hong Kong) Limited (“NYJJ”)

During the fiscal year ended December 31, 2022, the Company signed a series of demand notes (the “Notes”) with NYJJ (Hong Kong) Limited (“NYJJ”) which were subsequently replaced with a consolidated demand note (the “Note”) in the amount of $21,721 as of December 31, 2022. On August 20, 2023, NYJJ forgave the full amount of $21,721 owed by the Company.

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

On May 1, 2023, Global Strategies, Inc., the Company’s controlling shareholder, entered into an agreement to sell 11,866,563 shares of the Company’s common stock to Parks Amusements LLC, a limited liability corporation incorporated in the State of Missouri, for total consideration of $300,000. The 11,866,563 shares represent approximately 73% of the outstanding shares of the Company as of the date hereof, and the sale of common stock effected a further change in control of the Company. The transaction was closed on June 27, 2023, and the 11,866,563 shares of common stock were assigned to Nicholas Parks, the controlling member of Parks Amusements LLC.

On June 27, 2023, Dr. Larry Eastland submitted his resignation as President, Secretary and Treasurer of the Company, and remined as a member of the board of directors of the Company .

Effective June 27, 2023, the Board of Directors of the Company appointed Mr. Nicholas A. Parks, controlling shareholder, as the Company’s CEO, CFO, President, Treasurer, Secretary, and a member of the Board of Directors.

Mr. Parks, age 44, has served as the Managing Member of Parks Amusements since September 2014 and the CEO and Chairman of The Pinball Company since August 2006. Parks Amusements operates Level Up Entertainment (www.levelupthefun.com), a family entertainment center, and Lakeside Ashland (www.lakesideashland.com), an amphitheater and event venue. Both businesses are currently operating in Columbia, Missouri. The Pinball Company, with offices in St. Louis and Columbia, Missouri, is a leading online retailer of pinball machines, arcades, and other game room products. Mr. Parks graduated from the University of Missouri - Columbia in 2002 (B.S. Business Administration), and obtained his MBA from the same university in 2005.

Results of Operations

Comparison of the Six Months ended June 30, 2023 and 2022

	2023	2022	Dollar Increase (Decrease)
Revenue	$-	$-	$-
Cost of services provided	-	-	-
Gross profit	-	-	-
Operating expenses	32,118	49,401	(17,283)
Loss from operations	(32,118)	(49,401)	(17,283)
Total non-operating income, net	-	-	-
Loss before income taxes	(32,118)	(49,401)	(17,283)
Income tax expense	-	-	-
Net loss	$(32,118)	$(49,401)	$(17,283)

Loss from Operations

Operating expenses were $32,118 for the six months ended June 30, 2023, compared to $49,401 for the six months ended June 30, 2022, a decrease of $17,283, primarily as a result of the decrease in professional fees for SEC filings.

Net Loss

We had a net loss of $32,118 for the six months ended June 30, 2023, compared to net loss of $49,401 for the six months ended June 30, 2022.

Comparison of the Three Months ended June 30, 2023 and 2022

	2023	2022	Dollar Increase (Decrease)
Revenue	$-	$-	$-
Cost of services provided	-	-	-
Gross profit	-	-	-
Operating expenses	21,768	15,149	6,619
Loss from operations	(21,768)	(15,149)	6,619
Total non-operating income, net	-	-	-
Loss before income taxes	(21,768)	(15,149)	6,619
Income tax expense	-	-	-
Net loss	$(21,768)	$(15,149)	$6,619

Loss from Operations

Operating expenses were $21,768 for the three months ended June 30, 2023, compared to $15,149 for the three months ended June 30, 2022, a decrease of $6,619, fees for professional services, including legal fees and transfer agent fees increase slightly as the Company entered into agreements related to a change in control and an acquisition.

Net Loss

We had a net loss of $21,768 for the three months ended June 30, 2023, compared to net loss of $15,149 for the three months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2023, and December 31, 2022, cash and equivalents and restricted cash were $0, respectively. At June 30, 2023, we had negative working capital.

We have had to rely on loans and capital contributions from affiliated parties since we disposed of our interest in Shenzhen Technology Company and became a shell company in March 2019. Subsequent to the period covered by this report we are concluding the acquisition of Parks Amusements LLC which is an operating business. We cannot accurately estimate the expenses we may incur over the next twelve months as we move through finalization of the acquisition and commence operations. The Company intends to undertake an offering to raise operating funds as our acquired subsidiary expects to expand operations. In all likelihood we will remain dependent upon the efforts of our current directors and principal shareholder, and their willingness to provide the capital necessary to continue our business and fund our cash needs until we generate meaningful revenues or complete a financing. There can be no assurance that we will be able to raise the funds necessary to fund our operations and we cannot assure you that we can identify a suitable business to acquire or combine with. If we were to fail to raise the capital necessary to maintain our operations our common stock would likely become worthless.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2023 and 2022, respectively.

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(24,740)	$(67,706)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$24,740	$67,706

Net cash used in operating activities

Net cash used in operating activities was $24,740 and $67,706 for the six months ended June 30, 2023 and 2022, respectively. The decrease in the cash outflow from operating activities for the six months ended June 30, 2023 was mainly due to a reduction of expenses in the six-month period ended June 30, 2023 as we had limited activity.

Net cash used in investing activities

Net cash used in investing activities was $0 for the six months ended June 30, 2023 and 2022, respectively.

Net cash provided by financing activities

Net cash provided by financing activities was $24,740 and $67,706 for the six months ended June 30, 2023 and 2022, respectively. The net cash provided by financing activities in the six months ended June 30, 2023 and 2022, respectively, were advances and loans for paying expenses of the Company from related parties in the six months ended June 30, 2023, and loans from related and third parties in the quarter ended June 30, 2022.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern. We incurred losses of $32,118 and $49,401 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had a working capital deficit of $47,592, and an accumulated deficit of $9,583,161. These and other factors raise substantial doubt about our ability to continue as a going concern. Our capital requirements will depend on many factors including whether we can identify a target for acquisition. In all likelihood we will remain dependent upon the efforts of our sole director and officer, and his willingness and that of our principal stockholder to provide the capital necessary to continue our business and fund our cash needs until we generate meaningful revenues or complete a business combination. There can be no assurance that we will be able to raise the funds necessary to fund our operations until such time as we complete a business combination. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At June 30, 2023, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer who is also our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at June 30, 2023, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

The material weakness in our financial controls will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2023, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to ensure that our financial statements are in accordance with US GAAP.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A. RISK FACTORS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Acquisition of Parks Amusements, LLC

On July 1, 2023, the Company entered into an agreement to acquire Parks Amusements, LLC, a limited liability company organized in the State of Missouri. Parks Amusements, LLC is the operator of family entertainment venues. The agreement calls for the issuance of a total of 70,000,000 shares of our common stock to the members of Parks Amusements LLC. Our sole officer and a director of the Company is the controlling stockholder of Parks Amusements LLC and with his spouse will receive a total of 63,050,000 shares of common stock. This acquisition has not yet been closed and the 70,000,000 shares of common stock have not yet been issued as of the date of this report. A copy of the agreement is appended hereto as Exhibit 10.1.

Service Agreement with Global Public Strategies Inc.

Effective July 1, 2023, the Company entered an agreement for services with Global Public Strategies Inc. (“GPS”), a company incorporated in the State of Idaho, whose managing director is Dr. Larry Eastland, a director of the Company. Under the agreement, GPS or their assigns will receive a total of 1,000,000 shares of common stock of the Company for serving as a strategic advisor to the Company for a period of five years. The agreement also calls for the further consideration to be paid in cash equivalent or as follows:

i.	1,000,000 options for common shares on the first anniversary of this Agreement at $0.10 per share;
ii.	1,000,000 options for common shares on the second anniversary of this Agreement at $0.15 per share;
iii.	1,000,000 options for common shares on the third anniversary of this Agreement at $0.20 per share; and,
iv.	1,000,000 options for common shares on the fourth anniversary of this Agreement at $0.20 per share.

As of the date of this filing, no shares and options have been issued for the aforementioned services agreement. A copy of the agreement is appended hereto as Exhibit 10.2.

Amendment to Authorized Capital

On July 19, 2023, the Company submitted an amendment to its authorized capital to the Nevada Secretary of State as follows:

The Corporation shall be authorized to issue 550,000,000 shares of capital stock, of which 500,000,000 shares shall be shares of Common Stock, $0.001 par value (“Common Stock”), and 50,000,000 shares shall be shares of Preferred Stock, $0.001 par value (“Preferred Stock”). The amendment was filed and is awaiting acceptance from the Nevada Secretary of State as of the date of this filing.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

10.1	Share and Membership Unit Exchange Agreement dated July 1, 2023
10.2	GPS agreement for services dated July 1, 2023
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMANT DRI PROCESSING AND MINERALS GROUP

Dated: August 21, 2023	By:	/s/ Nicholas A. Parks
Nicholas A Parks
President

