Form 10-Q
period 2023-09-30
ADAMANT DRI PROCESSING & MINERALS GROUP
filed 2023-11-20
CIK 1171008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

At November 17, 2023 we had outstanding 87,110,005 shares of common stock.

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

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE OF CONTENTS FOR

FINANCIAL STATEMENTS

September 30, 2023

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$-	$-
Prepaid expense	-	2,998
Prepaid acquisition costs	70,000	-

Total current assets	70,000	2,998

TOTAL ASSETS	$70,000	$2,998

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued liabilities and other payables	$23,517	$18,451
Loans payable	-	21,721
Loan payable – related party	2,500	-
Advances and loans payable – related parties	9,314	-

Total current liabilities	35,331	40,172

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock: $0.001 par value; 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 share authorized; 87,110,005 and 16,110,005 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	87,110	16,110
Additional paid in capital	7,683,285	7,639,325
Accumulated other comprehensive income	1,858,434	1,858,434
Accumulated deficit	(9,594,160)	(9,551,043)

Total stockholders’ equity (deficit)	34,669	(37,174)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$70,000	$2,998

See Notes to these unaudited condensed financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022

Operating expenses
Consulting fees	$19,600	$-	$20,631	$-
Professional fees	7,500	8,800	27,519	54,857
Filing fees	1,350	500	10,343	1,999
General and administrative	4,270	646	6,345	2,491

Total operating expenses	32,720	9,946	64,838	59,347

Loss from operations	(32,720)	(9,946)	(64,838)	(59,347)

Other income
Gain on debt forgiveness	21,721	-	21,721	-
Total other income	21,721	-	21,721	-

Loss before income tax	(10,999)	(9,946)	(43,117)	(59,347)

Net loss	(10,999)	(9,946)	(43,117)	(59,347)

Basic and diluted weighted average shares outstanding	38,490,440	16,110,005	23,652,130	16,110,005

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See Notes to these condensed financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common shares	Amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ Equity(deficit)
Balance at January 1, 2023	16,110,005	$16,110	$7,639,325	$(9,551,043)	$1,858,434	$(37,174)

Net loss	-	-	-	(10,350)	-	(10,350)

Balance at March 31, 2023	16,110,005	16,110	7,639,325	(9,561,393)	1,858,434	(47,524)

Shareholder contribution to paid in capital	-	-	21,700	-	-	21,700
Net loss	-	-	-	(21,768)	-	(21,768)
Balance at June 30, 2023	16,110,005	16,110	7,661,025	(9,583,161)	1,858,434	(47,592)
Shares issued for acquisition	70,000,000	70,000	-	-	-	70,000
Shares issued for services	1,000,000	1,000	18,600	-	-	19,600
Stock based compensation – options	-	-	3,660	-	-	3,660
Net Loss	-	-	-	(10,999)	-	(10,999)
Balance at September 30, 2023	87,110,005	$87,110	$7,683,285	$(9,594,160)	$1,858,434	$34,669

	Common shares	Amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ (deficit)
Balance at January 1, 2022	16,110,005	$16,110	$7,538,557	$(9,479,200)	$1,858,434	$(66,099)

Net loss	-	-	-	(34,252)	-	(34,252)

Increase in paid in capital	-	-	100,351	-	-	100,351

Balance at March 31, 2022	16,110,005	16,110	7,638,908	(9,513,452)	1,858,434	-

Net loss	-	-	-	(15,149)	-	(15,149)
Increase in paid in capital	-	-	417	-	-	417
Balance at June 30, 2022	16,110,005	16,110	7,639,325	(9,528,601)	1,858,434	(14,732)
Net Loss	-	-	-	(9,946)	-	(9,946)
Balance at September 30, 2022	16,110,005	$16,110	$7,639,325	$(9,538,547)	$1,858,434	$(24,678)

See Notes to these condensed financial statements

ADAMANT DRI PROCESSING AND MINERALS GROUP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,117)	$(59,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	23,260	-
Gain on debt forgiveness	(21,721)	-
Changes in assets and liabilities:		-
Prepaid expenses	2,998	-
Accrued liabilities and other payables	5,066	(9,359)

Net cash used in operating activities	(33,514)	(68,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	9,314	57,187
Capital contributions from Shareholder	21,700
Loans from related parties	2,500	-
Proceeds from note payable	-	11,519
Net cash provided by financing activities	33,514	68,706

NET CHANGE IN CASH & EQUIVALENTS	-	-

CASH & EQUIVALENTS, BEGINNING OF YEAR	-	-

CASH & EQUIVALENTS, END OF PERIOD	$-	$-

Supplemental Cash Flow Data:
Income tax paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued as prepaid acquisition costs	70,000	-

See Notes to these condensed financial statements

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

The Company had been engaged in the various business since its incorporation. The Company was not successful and discontinued all of its operation on March 31, 2019 and became a shell company. Beginning from April 1, 2019, the Company plans on merging with another entity with experienced management and opportunities for growth.

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

On July 1, 2023, the Company entered into an agreement to acquire Parks Amusements, LLC, a limited liability company organized in the State of Missouri. Parks Amusements, LLC is the operator of family entertainment venues. The agreement calls for the issuance of a total of 70,000,000 shares of our common stock to the members of Parks Amusements LLC. Our sole officer and a director of the Company and his wife are the controlling stockholders of Parks Amusements LLC and collectively will receive a total of 63,050,000 shares of common stock. On September 1, 2023, the Company and Parks Amusements LLC amended the agreement to extend the closing date for the transaction. This acquisition has not yet been closed pending the transfer of the membership units from the members of Parks Amusements LLC, however the 70,000,000 shares of common stock were issued on September 1, 2023, and are held in trust pending closing.

On August 30, 2023, the Nevada Secretary of State accepted an amendment to the articles of incorporation, whereby the Company is authorized to issue 550,000,000 shares of capital stock, of which 500,000,000 shares shall be shares of Common Stock, $0.001 par value (“Common Stock”), and 50,000,000 shares shall be shares of Preferred Stock, $0.001 par value (“Preferred Stock”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The financial statements presented in this Quarterly Report on Form 10-Q are unaudited. However, in the opinion of management, these unaudited condensed financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The financial data and other financial information disclosed in these notes to the accompanying condensed financial statements are also unaudited. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations thereunder.

The unaudited condensed financial statements included herein should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year or any other future period.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $43,117 and $59,347 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had no cash on hand and an accumulated deficit of $9,594,160. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s efforts to complete a merger or acquisition, and the Company’s efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available on acceptable terms in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Income Taxes

Income taxes are accounted for using an asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at September 30, 2023 and December 31, 2022, due to the uncertainty of our ability to realize future taxable income.

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

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At September 30, 2023 and December 31, 2022, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Share-based Compensation

The Company accounts for stock-based payments in accordance with ASC 718, “Compensation - Stock Compensation,” which requires that such equity instruments be measured at their fair values on the grant date. Stock-based payments to employees include grants of stock that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The grant date fair value of stock option awards is recognized in earnings as stock-based compensation cost over the requisite service period of the award using the straight-line attribution method. We estimate the fair value of the stock option awards using the Black-Scholes-Merton option pricing model.

Earnings (Loss) per Share (EPS)

In accordance with ASC Topic 260 – Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive.

Potential common stock currently consists of the incremental common stock issuable upon exercise of stock options. The computation of basic loss per share for the nine months ended September 30, 2023 and 2022 excludes potentially dilutive securities because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted losses per share. The Company had no potentially dilutive securities outstanding at September 30, 2023 and 2022, respectively as none of the outstanding stock options have vested on the report dates.

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

3. NOTES PAYABLE

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

The principal balance of the Note was $21,721, which was forgiven by NYJJ on August 20, 2023 and is recorded as a gain on debt forgiveness in the accompanying condensed statement of operations.

As of September 30, 2023 and December 31, 2022, the note was $0 and $21,721 respectively.

4. RELATED PARTY TRANSACTIONS

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

As of September 30, 2023, the principal balance of the note was $2,500 and is reflected on the balance sheet as Advances and loans payable – related parties.

Global Strategies Inc.

On June 27, 2023, Global Strategies, Inc., the Company’s then controlling shareholder, sold 11,866,563 shares of the Company’s common stock pursuant to an agreement with Parks Amusements LLC, a limited liability corporation incorporated in the State of Missouri, of which Nicholas Parks, the Company’s current sole officer and a member of the board of directors, is a controlling member for total consideration of $300,000. The 11,866,563 shares were issued to Mr. Parks directly and represent approximately 73% of the then outstanding shares of the Company. The sale of common stock effected a change in control of the Company.

Parks Amusements LLC

During the nine months ended September 30, 2023, Parks Amusements LLC, a company of which our sole officer and a member of our board of directors is a controlling member, advanced $9,314 to pay accounts payable. There are no written agreements for these advances and these advances are unsecured, bear no interest and are payable upon demand.

As of September 30, 2023, Parks Amusements LLC was owed $9,314 which is reflected on the balance sheet as Advances and loans payable – related parties.

Service Agreement with Global Public Strategies Inc.

On July 1, 2023, as amended July 31, 2023, the Company entered an agreement for services with Global Public Strategies Inc. (“GPS”), a company incorporated in the State of Idaho, whose managing director is Dr. Larry Eastland, a director of the Company. Under the agreement, GPS or their assigns will receive a total of 1,000,000 shares of common stock of the Company for serving as a strategic advisor to the Company for a period of five years. The agreement also calls for the further consideration to be paid in cash equivalent or as follows:

i.	1,000,000 five-year options to acquire common shares at $0.10 per share, which option shall be issued on the first anniversary of this Agreement as fully vested, provided GPS is still providing services to the Company;

ii.	1,000,000 five-year options to acquire common shares at $0.15 per share, which option shall be issued on the second anniversary of this Agreement as fully vested, provided GPS is still providing services to the Company;

iii.	1,000,000 five-year options to acquire common shares at $0.20 per share, which option shall be issued on the third anniversary of this Agreement as fully vested, provided GPS is still providing services to the Company;

iv.	1,000,000 five-year options to acquire common shares at $0.20 per share, which option shall be issued on the fourth anniversary of this Agreement as fully vested provided GPS is still providing services to the Company;

In accordance with the terms of the agreement 1,000,000 shares of common stock of the Company were issued to GPS and its’ assigns on September 1, 2023.

5. STOCKHOLDERS’ EQUITY

Common and Preferred Stock

The Corporation is authorized to issue 550,000,000 shares of capital stock, of which 500,000,000 shares shall be shares of Common Stock, $0.001 par value (“Common Stock”), and 50,000,000 shares shall be shares of Preferred Stock, $0.001 par value (“Preferred Stock”).

On June 27, 2023, Nicholas Parks completed the acquisition of 11,866,563 shares of the common stock of the Company (Ref: Note 4) effecting a change in control.

In connection with the change of control of the Company, GPS, a company owned by Dr. Larry Eastland and his son waived total debt owing to GPS of $21,700 as of June 27, 2023; and such transactions were recorded as a capital contribution.

On September 1, 2023, the Company issued a total of 70,000,000 shares to 4 stockholders for the acquisition of Parks Amusements LLC and its subsidiaries (Ref: Note 1). The acquisition will close upon the transfer of the membership units of Parks Amusements LLC by the members. The 70,000,000 shares are held in trust subject to receipt of the membership units from Parks Amusements LLC.

On September 1, 2023, the Company issued a total of 1,000,000 shares of common stock to GPS and its’ assigns in accordance with a service contract (ref: Note 4). The shares were valued at $19,600, the fair market value on the date of issuance or $0.0196 per share.

At September 30, 2023 and December 31, 2022 the Company had a total of 87,110,005 and 16,110,005 shares of Common Stock issued and outstanding, respectively and no shares of Preferred Stock are issued.

Stock Options

On July 1, 2023, as consideration under that certain services agreement with GPS (ref: Note 4), the Company granted the following stock options:

i.	1,000,000 five-year options to acquire common shares at $0.10 per share, which option shall be issued on the first anniversary of this Agreement as fully vested, provided GPS is still providing services to the Company;

ii.	1,000,000 five-year options to acquire common shares at $0.15 per share, which option shall be issued on the second anniversary of this Agreement as fully vested, provided GPS is still providing services to the Company;

iii.	1,000,000 five-year options to acquire common shares at $0.20 per share, which option shall be issued on the third anniversary of this Agreement as fully vested, provided GPS is still providing services to the Company;

iv.	1,000,000 five-year options to acquire common shares at $0.20 per share, which option shall be issued on the fourth anniversary of this Agreement as fully vested provided GPS is still providing services to the Company;

The stock options were valued at $29,919 on the date of issue using the Black Scholes Model and the following data inputs:

July 1, 2023
Volatility	90.43%
Risk-free rate	4.31%
Years remaining to option’s expiration	3.75
Dividend Yield	0%

The following is a summary of the Company’s stock option activity for the periods ended September 30, 2023 and December 31, 2022:

Weighted
Average
	Options	Exercise
	Outstanding	Price

Exercisable at December 31, 2022	-	$-
Granted	4,000,000	0.1625
Canceled	-	-
Exercised	-	-
Outstanding at September 30, 2023	4,000,000	$0.1625
Exercisable at September 30, 2023	-	$-

The number and weighted average exercise prices of all options outstanding as of September 30, 2023 are as follows:

Options Outstanding
			Weighted
		Weighted	Average
	Number	Average	Remaining
	Outstanding	Exercise	Contractual Life
Exercise Price	September 30, 2023	Price	(Years)
$0.10	1,000,000	$0.10	5.75
$0.15	1,000,000	$0.15	6.75
$0.20	1,000,000	$0.20	7.75
$0.20	1,000,000	$0.20	8.75
	4,000,000	$0.1625	7.25

The Company expensed $3,660 as stock-based compensation in the three months ended September 30, 2023. Unamortized compensation expense associated with unvested options is $26,259 as of September 30, 2023. The weighted average period over which these costs are expected to be recognized is approximately 3.75 years.

The aggregate intrinsic value of the options as of September 30, 2023 and December 31, 2022 is $0.

6. COMMITMENTS AND CONTINGENCIES

The Company adopted ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Contingent Liability from Prior Operation

The Company had been engaged in various businesses since its incorporation. The Company was not successful and discontinued all of its operations on March 31, 2019. Management believes that there are no valid outstanding liabilities from prior operations. If a creditor were to come forward and claim a liability, the Company has committed to contest such claim to the fullest extent of the law. No amount has been accrued in the financial statements for this contingent liability.

7. SUBSEQUENT EVENTS

On November 1, 2023, the Company and Parks Amusements LLC and its members amended the July 1, 2023 acquisition agreement (the “Agreement”) to make the following provisions:

1.	The closing of the Transaction (the “Closing”) shall take place at such location at such time as the parties may so agree, but no later than December 31, 2023, unless further extended; and provided that (i) the membership units of PARKS have been effectively transferred to ADMG in accordance with applicable rules in the State of Missouri and any and all required state files have been completed by PARKS; AND (ii) an audit of the financial results of PARKS for the two most recently completed fiscal years and applicable stub period have been completed by an Independent Registered Public Accounting firm (the “Effective Time”).

2.	The Signature Page of the Agreement shall be amended to reflect ownership of the Membership Units as follows, which accurately reflects the current ownership of the Membership Units of PARKS:

“Nicholas Parks -3,200,000 Membership Units, Brooke Parks – 3,200,000 Membership Units, 5 Parts Investments, LLC – 600,000 Membership Units

3.	Schedule A to the Agreement shall be amended to state as follows:

“70,000,000 Shares of ADMG Unregistered, Restricted Common stock in exchange for 7,000,000 Membership Units held by Nicholas A Parks (3,200,000 Membership Units) Brooke Parks (3,200,000 Membership Units) and 5 Parts Investments LLC (600,000 Membership Units)”.

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

On June 27, 2023, Dr. Larry Eastland submitted his resignation as President, Secretary and Treasurer of the Company, and remined as a member of the board of directors of the Company.

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

On July 1, 2023, the Company entered into an agreement to acquire Parks Amusements, LLC, a limited liability company organized in the State of Missouri. Parks Amusements, LLC is the operator of family entertainment venues. The agreement calls for the issuance of a total of 70,000,000 shares of our common stock to the members of Parks Amusements LLC. Our sole officer and a director of the Company and his wife are the controlling stockholders of Parks Amusements LLC and collectively will receive a total of 63,050,000 shares of common stock. On September 1, 2023, the Company and Parks Amusements LLC amended the agreement to extend the closing date for the transaction. This acquisition has not yet been closed pending the transfer of the membership units from the members of Parks Amusements LLC, however the 70,000,000 shares of common stock were issued on September 1, 2023, and are held in trust pending closing.

On November 1, 2023, the Company and Parks Amusements LLC and its members amended the July 1, 2023 acquisition agreement (the “Agreement”) to make the following provisions:

1.	The closing of the Transaction (the “Closing”) shall take place at such location at such time as the parties may so agree, but no later than December 31, 2023, unless further extended; and provided that (i) the membership units of PARKS have been effectively transferred to ADMG in accordance with applicable rules in the State of Missouri and any and all required state files have been completed by PARKS; AND (ii) an audit of the financial results of PARKS for the two most recently completed fiscal years and applicable stub period have been completed by an Independent Registered Public Accounting firm (the “Effective Time”).

2.	The Signature Page of the Agreement shall be amended to reflect ownership of the Membership Units as follows, which accurately reflects the current ownership of the Membership Units of PARKS:

“Nicholas Parks -3,200,000 Membership Units, Brooke Parks – 3,200,000 Membership Units, 5 Parts Investments, LLC – 600,000 Membership Units

3.	Schedule A to the Agreement shall be amended to state as follows:

“70,000,000 Shares of ADMG Unregistered, Restricted Common stock in exchange for 7,000,000 Membership Units held by Nicholas A Parks (3,200,000 Membership Units) Brooke Parks (3,200,000 Membership Units) and 5 Parts Investments LLC (600,000 Membership Units)”.

Upon closing the transaction whereunder the Company will acquire Parks Amusements, LLC the Company will operate in the entertainment industry. Parks Amusements operates Level Up Entertainment (www.levelupthefun.com), a family entertainment center, and Lakeside Ashland (www.lakesideashland.com), an amphitheater and event venue. Both businesses are currently operating in Columbia, Missouri. The Pinball Company, with offices in St. Louis and Columbia, Missouri, is a leading online retailer of pinball machines, arcades, and other game room products.

Results of Operations

Comparison of the Nine Months ended September 30, 2023 and 2022

	2023	2022	Dollar Increase (Decrease)
Revenue	$-	$-	$-
Cost of services provided	-	-	-
Gross profit	-	-	-
Operating expenses	64,838	59,347	5,491
Loss from operations	(64,838)	(59,347)	5,491
Gain on debt forgiveness	21,721	-	21,721
Loss before income taxes	(43,117)	(59,347)	(16,230)
Income tax expense	-	-	-
Net loss	$(43,117)	$(59,347)	$(16,230)

Loss from Operations

Operating expenses were $64,828 for the nine months ended September 30, 2023, compared to $59,347 for the nine months ended September 30, 2022, an increase of $5,491, primarily as a result of the increase in professional fees for SEC filings.

Gain on debt forgiveness

A creditor of the Company forgave a loan payable in the amount of $21,721 during the nine months ending September 30, 2023 with no comparable transaction during the nine months ended September 30, 2022.

Net Loss

We had a net loss of $43,117 for the nine months ended September 30, 2023, compared to net loss of $59,347 for the nine months ended September 30, 2022. The decrease in net loss of $16,230 for the nine months ended September 30, 2023 over the nine months ended September 30, 2022 is mainly due to the forgiveness of $21,721 of debt in the nine months ended September 30, 2023 offset by an increase in professional fees of $5,491.

Comparison of the Three Months ended September 30, 2023 and 2022

	2023	2022	Dollar Increase (Decrease)
Revenue	$-	$-	$-
Cost of services provided	-	-	-
Gross profit	-	-	-
Operating expenses	32,700	9,946	22,754
Loss from operations	(32,700)	(9,946)	22,754
Gain on debt forgiveness	21,721	-	21,721
Loss before income taxes	(10,999)	(9,946)	1,053
Income tax expense	-	-	-
Net loss	$(10,999)	$(9,946)	$1,053

Loss from Operations

Operating expenses were $32,700 for the three months ended September 30, 2023, compared to $9,946 for the three months ended September 30, 2022, an increase of $22,754, fees for professional services, including legal fees and transfer agent fees increased substantially as the Company entered into agreements related to a change in control and an acquisition.

Gain on debt forgiveness

A creditor of the Company forgave a loan payable in the amount of $21,721 during the three months ending September 30, 2023 with no comparable transaction during the three months ended September 30, 2022.

Net Loss

We had a net loss of $10,999 for the three months ended September 30, 2023, compared to net loss of $9,946 for the three months ended September 30, 2022 with the net loss remaining fairly constant due to the offset of the increase in operating expenses of the forgiveness of debt.

Liquidity and Capital Resources

As of September 30, 2023, and December 31, 2022, cash and equivalents and restricted cash were $0, respectively and the Company’s assets were limited to prepaid acquisition costs and expenses.

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

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2023 and 2022, respectively.

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(33,514)	$(68,706)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$33,514	$68,706

Net cash used in operating activities

Net cash used in operating activities was $33,514 and $68,706 for the nine months ended September 30, 2023 and 2022, respectively. The decrease in the cash outflow from operating activities for the nine months ended September 30, 2023 was mainly due to a gain on forgiveness of debt of $21,721in the nine months ended September 30, 2023 with no comparable transaction in the nine months ended September 30, 2022. In the nine months ended September 30, 2023 we incurred costs for stock based compensation of $23,260 with no comparable costs incurred in the nine months ended September 30, 2022. During the nine months ended September 30, 2023 accounts payable increased by $5,066 and prepaid expenses decreased by $2,998, comparatively in the nine months ended September 30, 2022, accounts payable decreased by $9,359.

Net cash used in investing activities

There were no investing activities during the nine months ended September 30, 2023 and 2022.

Net cash provided by financing activities

Net cash provided by financing activities was $33,514 and $68,706 for the nine months ended September 30, 2023 and 2022, respectively. The net cash provided by financing activities in the nine months ended September 30, 2023 included advances and loans from related parties. The net cash provided by financing activities in the nine months ended September 30, 2022 included advances from related parties and proceeds from a note payable with a third party.

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

At September 30, 2023, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer who is also our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at September 30, 2023, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

The material weakness in our financial controls will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2023, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to ensure that our financial statements are in accordance with US GAAP.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company other than as set out below:

On September 1, 2023, the Company issued a total of 70,000,000 shares of its unregistered restricted common stock to 4 stockholders for the acquisition of Parks Amusements LLC and its subsidiaries. The acquisition will close upon the transfer of the membership units of Parks Amusements LLC by the members. The 70,000,000 shares are held in trust subject to receipt of the membership units from Parks Amusements LLC.

On September 1, 2023, the Company issued a total of 1,000,000 shares of unregistered restricted common stock to Global Public Strategies Inc., a company controlled by a member of our board of directors and his son, and its’ assigns as consideration for services under a services agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Acquisition of Parks Amusements, LLC

On July 1, 2023, the Company entered into an agreement to acquire Parks Amusements, LLC, a limited liability company organized in the State of Missouri. Parks Amusements, LLC is the operator of family entertainment venues. The agreement calls for the issuance of a total of 70,000,000 shares of our common stock to the members of Parks Amusements LLC. Our sole officer and a director of the Company and his wife are the controlling stockholders of Parks Amusements LLC and collectively will receive a total of 63,050,000 shares of common stock. On September 1, 2023, the Company and Parks Amusements LLC amended the agreement to extend the closing date for the transaction. This acquisition has not yet been closed pending the transfer of the membership units from the members of Parks Amusements LLC, however the 70,000,000 shares of common stock were issued on September 1, 2023 and are held in trust pending closing. A copy of the amendment is appended hereto as Exhibit 10.1.

On November 1, 2023, the Company and Parks Amusements LLC and their members amended the acquisition agreement to make the following provisions:

1.	The closing of the Transaction (the “Closing”) shall take place at such location at such time as the parties may so agree, but no later than December 31, 2023, unless further extended; and provided that (i) the membership units of PARKS have been effectively transferred to ADMG in accordance with applicable rules in the State of Missouri and any and all required state files have been completed by PARKS; AND (ii) an audit of the financial results of PARKS for the two most recently completed fiscal years and applicable stub period have been completed by an Independent Registered Public Accounting firm (the “Effective Time”).

2.	The Signature Page of the Agreement shall be amended to reflect ownership of the Membership Units as follows, which accurately reflects the current ownership of the Membership Units of PARKS:

“Nicholas Parks -3,200,000 Membership Units, Brooke Parks – 3,200,000 Membership Units, 5 Parts Investments, LLC – 600,000 Membership Units

3.	Schedule A to the Agreement shall be amended to state as follows:

“70,000,000 Shares of ADMG Unregistered, Restricted Common stock in exchange for 7,000,000 Membership Units held by Nicholas A Parks (3,200,000 Membership Units) Brooke Parks (3,200,000 Membership Units) and 5 Parts Investments LLC (600,000 Membership Units)”.

A copy of the amendment is appended hereto as Exhibit 10.2.

Amendment to Authorized Capital

On August 30, 2023, the Nevada Secretary of State accepted the amendment to the articles of incorporation, whereby the Company is authorized to issue 550,000,000 shares of capital stock, of which 500,000,000 shares shall be shares of Common Stock, $0.001 par value (“Common Stock”), and 50,000,000 shares shall be shares of Preferred Stock, $0.001 par value (“Preferred Stock”). A company of the amendment is appended hereto as Exhibit 3.1.

Service Agreement with Global Public Strategies Inc.

On July 1, 2023, as amended July 31, 2023, the Company entered an agreement for services with Global Public Strategies Inc. (“GPS”), a company incorporated in the State of Idaho, whose managing director is Dr. Larry Eastland, a director of the Company. Under the agreement, GPS or their assigns will receive a total of 1,000,000 shares of common stock of the Company for serving as a strategic advisor to the Company for a period of five years. The agreement also calls for the further consideration to be paid in cash equivalent or as follows:

a.	1,000,000 unregistered, restricted common shares of ADMG to be issued to Dr. Larry L. Eastland and/or his assigns as fully earned upon execution of this Agreement;

b.	The following stock options for the purchase of unregistered, restricted shares of the Company’s common stock:

i.	1,000,000 five-year options to acquire common shares at $0.10 per share, which option shall be issued on the first anniversary of this Agreement as fully vested, provided GPS is still providing services to the Company;

ii.	1,000,000 five-year options to acquire common shares at $0.15 per share, which option shall be issued on the second anniversary of this Agreement as fully vested, provided GPS is still providing services to the Company;

iii.	1,000,000 five-year options to acquire common shares at $0.20 per share, which option shall be issued on the third anniversary of this Agreement as fully vested, provided GPS is still providing services to the Company;

iv.	1,000,000 five-year options to acquire common shares at $0.20 per share, which option shall be issued on the fourth anniversary of this Agreement as fully vested provided GPS is still providing services to the Company.

1,000,000 shares of common stock of the Company were issued on September 1, 2023 under the terms of the agreement.

Change of Auditor

On November 14, 2023, Adamant DRI Processing and Minerals Group, (the “Company”) dismissed Keith Zhen, CPA (“Zhen”) as its Independent Registered Public Accountancy firm. On November 14, 2023, the Company engaged and executed an agreement with GBQ Partners LLC (“GBQ”), as the Company’s new independent accountant to replace Zhen. The board of directors of the Company, acting as the audit committee, approved the decision to change independent accountants. The Company filed the notice of change of auditor on Form 8K with the Securities and Exchange Commission on November 17, 2023.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

3.1	Amendment to Articles of Incorporation
10.1	Amendment to Share and Membership Unit Exchange Agreement dated September 1, 2023
10.2	Amendment to Share and Membership Unit Exchange Agreement dated November 1, 2023
10.3	Amendment to GPS Services Agreement dated July 31, 2023
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMANT DRI PROCESSING AND MINERALS GROUP

Dated: November 20, 2023	By:	/s/ Nicholas A. Parks
Nicholas A Parks
President

